Form 10QSB
period 1996-06-30
MID IOWA FINANCIAL CORP/IA
filed 1996-08-05
CIK 889134

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   0-20464

                           Mid-Iowa Financial Corp.
- - - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                   Delaware
- - - -------------------------------------------------------------------------------
        (State of other jurisdiction of incorporation or organization)

                                  42-1389053
- - - -------------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

                123 West 2nd Street North Newton, Iowa    50208
- - - -------------------------------------------------------------------------------
               (Address of principal executive offices zip code)

                                 515-792-6236
- - - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 1,658,380 shares outstanding at July 31, 1996

                      This Form 10-QSB contains 16 pages

                        MID-IOWA FINANCIAL CORPORATION

                                     INDEX

                                                                      Page

Part I.    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 1996 and             1
           September 30, 1995

           Consolidated Statements of Operations for the three          2
           months and nine months ended June 30, 1996 and 1995.

           Consolidated Statements of Cash Flows for the nine           3
           months ended June 30, 1996 and 1995.

           Notes to Consolidated Financial Statements                   4

           Item 2.  Management's Discussion and Analysis of             6
           Financial Condition and Results of Operations

Part II.   Other Information                                           11

           Index of Exhibits                                           12

           Signatures                                                  13

                           MID-IOWA FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                          June 30,      September 30,
                                                            1996             1995
          Assets
                                                       -------------    -------------
Cash and cash equivilants                                 $1,616,476       $1,416,408
Investment securities available for sale                     595,660                0
Investment securities                                     19,286,296       16,787,012
Mortgage-backed securities available for sale              4,638,218          837,169
Mortgage-backed and related securities                    25,025,506       28,139,281
Loans held for sale                                          355,612          309,867
Loans receivable, net                                     60,505,670       57,846,593
Accrued interest receivable                                  771,272          806,733
Federal Home Loan Bank stock                               1,250,000          900,000
Real estate, net                                              37,306           73,639
Office properties and equipment, net                         968,383          862,839
Intangibles, net                                              15,612           16,636
Prepaid expenses and other assets                            194,482          224,995
                                                       -------------    -------------
          Total assets                                  $115,260,493     $108,221,172
                                                       =============    =============
     Liabilities and Stockholders' Equity

Deposits                                                 $78,704,610      $78,671,452
Borrowed funds                                            24,000,000       18,000,000
Advance payments by borrowers
  for taxes and insurance                                    392,167          160,392
Accrued interest payable                                     849,547          808,190
Accounts payable and accrued expenses                        345,988          278,590
Accrued taxes on income:
  Current                                                    132,605           18,965
  Deferred                                                    28,608           22,600
                                                       -------------    -------------
          Total liabilities                             $104,453,525      $97,960,189
                                                       -------------    -------------

          Stockholders' Equity

Common stock                                                 $17,299           $8,395
Additional paid-in capital                                 3,162,994        3,049,634
Retained earnings                                          7,902,841        7,197,953
Treasury Stock                                              (295,506)
Unearned management recognition and retention plan              (918)          (3,672)
Net unrealized gain on securities available for sale          20,258            8,673
                                                       -------------    -------------
          Total stockholders' equity                     $10,806,968      $10,260,983
                                                       -------------    -------------

Total liabilities and stockholders' equity              $115,260,493     $108,221,172
                                                       =============    =============

             See notes to consolidated financial statements.

                           MID-IOWA FINANCIAL CORP.
                     Consolidated Statements of Operations

                                                  Three Months                 Nine Months
                                                 ended June 30,               ended June 30,
                                               1996          1995           1996          1995
                                           -----------   -----------    -----------   -----------
Interest income:
  Loans                                     $1,226,333    $1,057,138     $3,604,801    $3,052,198
  Mortgage-backed and related securities       497,306       507,418      1,411,128     1,523,773
  Investment securities                        295,772       257,382        850,962       687,390
  Other                                        105,039        36,921        204,121       111,561
                                           -----------   -----------    -----------   -----------
        Total interest income                2,124,450     1,858,859      6,071,012     5,374,922
                                           -----------   -----------    -----------   -----------
Interest expense:
  Deposits                                     926,545       943,666      2,821,495     2,659,390
  Other borrowings                             308,728       241,227        864,834       603,003
                                           -----------   -----------    -----------   -----------
        Total interest expense               1,235,273     1,184,893      3,686,329     3,262,393
                                           -----------   -----------    -----------   -----------
        Net interest income                    889,177       673,966      2,384,683     2,112,529
  Provision for losses on loans                  9,000         9,000         27,000        27,000
                                           -----------   -----------    -----------   -----------
        Net interest income after
        provision for losses on loans          880,177       664,966      2,357,683     2,085,529
                                           -----------   -----------    -----------   -----------
Noninterest income:
  Gain (loss) on sale of investments                 0         4,748              0        14,436
  Gain (loss) on sale of other assets           33,227        51,796         33,227        51,796
  Fees and service charges                      96,670        82,281        226,794       237,599
  Other,primarily commissions                  209,401       156,799        484,828       468,552
                                           -----------   -----------    -----------   -----------
        Total noninterest income               339,298       295,624        744,849       772,383
                                           -----------   -----------    -----------   -----------
Noninterest expense:
  Compensation and benefits                    286,388       279,843        828,346       813,814
  Office properties and equipment               52,979        56,591        176,249       170,524
  Federal insurance premiums                    45,536        46,049        136,848       137,490
  Data processing services                      33,402        30,632        100,044        94,288
  Expense on real estate,net                     1,539        (4,500)         3,367        (4,012)
  Other                                        226,909       196,374        610,160       592,070
                                           -----------   -----------    -----------   -----------

        Total noninterest expense              646,753       604,989      1,855,014     1,804,174
                                           -----------   -----------    -----------   -----------

Income before taxes on income                  572,722       355,601      1,247,518     1,053,738
        Taxes on income                        198,400       114,200        418,300       345,800
                                           -----------   -----------    -----------   -----------
Net income                                    $374,322      $241,401       $829,218      $707,938

                                           ===========   ===========    ===========   ===========
Earnings per common equivalent share:
    Primary:                                     $0.21         $0.13          $0.47         $0.40
    Fully diluted:                               $0.21         $0.13          $0.47         $0.40

                                           ===========   ===========    ===========   ===========
Average common shares outstanding            1,726,792     1,741,464      1,705,189     1,699,856
                                           ===========   ===========    ===========   ===========

             See notes to consolidated financial statements

                           MID-IOWA FINANCIAL CORP.
                     Consolidated Statements of Cash Flows

                                                         Nine months ended
                                                              June 30,
                                                        1996            1995
                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                            $829,218        $707,938
  Origination of loans held for sale                  (1,196,387)     (1,001,057)
  Proceeds from sale of loans held for sale            1,150,642         825,223
  Items not requiring (providing) cash -
    Depreciation                                          78,068          70,700
    Amortization                                         (49,365)        (81,837)
    Provision for loan losses                             27,000          27,000
    (Gain) loss on sale of real estate                   (33,227)        (51,796)
    (Gain) loss on sale of investments                         0         (14,436)
  Changes in -
    Accrued interest receivable                           35,461        (122,306)
    Accrued interest payable                              41,357         180,428
    Current taxes on income                              113,640          25,167
    Deferred taxes on income                               6,008         (18,550)
    Other,net                                             97,911          17,418
                                                    ------------    ------------
Net cash provided by operating activities             $1,100,326        $563,892
                                                    ------------    ------------


Cash flows from investing activities:
  Purchase of investment securities                   (9,449,748)     (4,743,241)
  Purchase of mortgage-backed securities AFS            (600,000)
  Proceeds from maturity of investments                7,000,000          71,938
  Purchase of mortgage-backed securities              (3,938,132)     (1,216,917)
  Principal collected on mortgage-backed
    and related securities                             3,279,063       1,775,644
  Net change in loans to customers                    (2,686,077)     (2,913,058)
  Proceeds from sale of real estate                       69,560         102,764
  Purchase of office properties and equipment           (183,612)        (98,039)
  Purchase of Federal Home Loan Bank stock              (350,000)       (271,000)
                                                    ------------    ------------
Net cash used in investing activities                ($6,858,946)    ($7,291,909)
                                                    ------------    ------------

Cash flows from financing activities:
  Net change in deposits                                  33,158         339,486
  Proceeds from borrowed funds                         6,000,000       6,750,000
  Advances from borrowers for taxes & ins.               231,775         203,729
  Proceeds from exercise of stock options                110,743
  Payments to acquire treasury stock                    (309,756)       (347,468)
  Dividends paid                                        (107,232)        (98,203)
                                                    ------------    ------------
Net cash provided by financing activities             $5,958,688      $6,847,544
                                                    ------------    ------------
Increase in cash                                         200,068         119,527

Cash at beginning of period                            1,416,408       2,114,625
                                                    ------------    ------------
Cash at end of period                                 $1,616,476      $2,234,152
                                                    ============    ============
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period                   $3,644,972      $3,081,965
    Taxes on income                                     $304,660        $320,633

Supplemental schedule of noncash activities:
  Contract sales of real estate owned                         $0              $0
  Transfer of loans to real estate owned                      $0              $0

             See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES


1.   BASIS OF PRESENTATION

     The consolidated financial statements for the three and nine months ended June 30, 1996 are unaudited. In the opinion of Management of Mid-Iowa Financial Corp. (the "Registrant or Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

2.   ORGANIZATION

     The Company was organized as a Delaware corporation in June, 1992 at the direction of Mid-Iowa Savings Bank, F.S.B. (the Bank) for the purpose of becoming a savings and loan holding company, as part of the conversion from a mutual to a stock institution.

3.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mid-Iowa Security Corporation and the Bank and its wholly owned subsidiary, Center of Iowa Investments, Limited. The principle business activities of Mid-Iowa Security Corporation are the development and sale of real estate and real estate brokerage services. Center of Iowa Investments, Limited provides credit reporting and collection services, sells investment products, and provides discount securities brokerage. All material intercompany accounts and transactions have been eliminated.

4.   EARNINGS PER SHARE COMPUTATIONS

     Earnings per share primary - is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan. Such additional shares are assumed to be issued after the acquisition of shares at the average price per share for the period under the Treasury stock method with the assumed proceeds from exercise of stock options. Such additional shares were 57,282 for the three months ended June 30, 1996 and 75,336 for the nine months ended June 30, 1996.

     Earnings per share - fully diluted is computed in a similar manner but using the ending price per share for the period, when applicable. Such additional shares were 54,789 for the three months ended June 30, 1996 and 73,561 for the nine months ended June 30, 1996.

5.   CONTINGENCIES

     The United States Congress is currently considering legislation which, if adopted, would impose a one-time assessment of .80 to .90 percent on deposits insured by the Savings Institution Insurance Fund (SAIF). All of the deposits of the Bank are SAIF-insured. If this legislation were adopted, it is estimated that the Bank would incur a one-time pretax expense of approximately $644,000 to $724,000 for this assessment (based on March 31, 1995 deposit totals). It is also anticipated that the premium for SAIF-insured deposits would be reduced to the Bank Insurance Fund rate, thus reducing deposit insurance expense for the Bank. Since Congress continues to consider this proposed legislation, the ultimate financial impact on the Bank is not presently determinable.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

General

         Mid-Iowa Financial Corp. ("Mid-Iowa or the "Company") was formed in June of 1992 by Mid-Iowa Savings Bank, F.S.B. (the "Bank") to become the thrift institution holding company of the Bank. The acquisition of the bank by the Company was consummated on October 31, 1992 in connection with the Bank's conversion from the mutual to the stock form (the "Conversion").

         The primary business of the Company has historically consisted of attracting deposits from the general public and providing financing for the purchase of residential properties. The operations of the Company are significantly affected by prevailing economic conditions as well as by government policies and regulations relating to monetary and fiscal affairs, housing and financial institutions.

         The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed and related securities and investments, and the average rate paid on deposits and borrowing, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

         The Company's net income is also affected by, among other things, gains and losses on sales of loans and foreclosed assets, provisions for possible loan losses, service charges and other fees, commissions received from subsidiary operations, operating expenses and income taxes. Center of Iowa Investments, Limited, a wholly-owned subsidiary of the Bank, generates revenues by the sale of insurance, annuities, mutual fund and other investment products to its customers as well as providing discount securities brokerage, credit reporting and collecting services. Mid-Iowa Security Corporation, a wholly-owned subsidiary of the Company, generates revenues by real estate brokerage services, and real estate development.

Financial Condition

         Total assets increased by $7.0 million to $115.3 million for the nine months ended June 30, 1996 compared to $108.2 million for September 30, 1995. This increase was primarily due to increased lending activity and investment purchases. Total loans receivable increased to $60.5 million at June 30, 1996 from $57.8 million at September 30, 1995. Investment securities increased $2.5 million to $19.3 million at June 30, 1996 from $16.8 million at September 30, 1995. The increase in assets was funded by a $6.0 million increase in borrowed funds from $18.0 million at September 30, 1995 to $24.0 million at June 30, 1996.

Results of Operations

         The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

         During the nine months ended June 30, 1996, the Company's operating strategy to improve its profitability and capital position continued to emphasize (i) maintenance of the Company's asset quality, (ii) asset-liability management, (iii) management of operating expenses to improve operating income, and (iv) expanding loan originations.

Comparison of three months and nine month periods ended June 30, 1996 and June 30, 1995.

         General. The Company's net income increased by $133,000 to $374,000 for the three months ended June 30, 1996 from net income of $241,000 for the same period in 1995 and increased by $121,000 to $829,000 for the nine months ended June 30, 1996 from net income of $708,000 for the same period in 1995. The primary reason for the increase was an increase of $68,000 and $93,000 in other interest income for the three and nine month periods ended June 30, 1996 respectively. The other income consisted partially of patronage dividends from Financial Information Trust and dividends on FHLMC preferred stock.

         Interest Income. Interest income increased $265,000 to $2.1 million from $1.9 million for the three months, ended June 30, 1996 and $696,000 to $6.1 million from $5.4 million for the nine months ended June 30, 1996 primarily as a result of an increase in interest earning assets and an average yield on interest-earning assets to 7.29% at June 30, 1996 from 7.12% at June 30, 1995. The increase was also partially due to a special $40,000 patronage dividend from Financial Information Trust due to the sale of the company's computer service provider to FiServ.


         Interest Expense. Interest expense increased $50,000 in the three months ended June 30, 1996 and increased $424,000 to $3.7 million from $3.3 million for the nine months ended June 30, 1996 due primarily to an increase in interest bearing liabilities offset by a decrease in interest rates paid on deposits and borrowings to 4.87% at June 30, 1996 from 4.98% at June 30, 1995.

         Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $215,000 to $889,000 for the three months ended June 30, 1996 and $272,000 to $2.4 million for the nine months ended June 30, 1996 compared to the same periods in 1995. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) increased to 2.66% and 2.42% from 2.14% and 2.32% for the three and nine month periods ended June 30, 1996 and 1995 respectively. The Company's net interest margin (net interest income divided by average interest-earning assets) increased to 3.08% and 2.86% for the three and nine month periods ended June 30, 1996 and 1995 respectively from 2.58% to 2.74% from the same periods in 1995.

         Non-Performing Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include, but are not limited to, the current and anticipated economic conditions including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of existence and fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $9,000 for the three months ended June 30, 1996 as compared to $9,000 for the three months ending June 30, 1995. The Company's loan loss reserve balance as of June 30, 1996 was $272,000. The September 30, 1995 loan loss reserve balance was $248,000. Total non-performing assets as of June 30, 1996 were $53,000 or .05% of total assets.

         The Company will continue to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. However, although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, in view of the continued uncertainties in the economy generally and the regulatory uncertainty pertaining to reserve levels for the thrift industry generally, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional substantial additions to its allowance for losses on loans in the future.


         Noninterest Income. Noninterest income increased $43,000 and decreased $28,000 to $340,000 and $745,000 in the three and nine months ended June 30, 1996 from $296,000 and $772,000 in the same periods for 1995. The increase is primarily due to increased commission income of the real estate brokerage operation conducted through a subsidiary of the Company and the decrease was a result of a $33,000 decrease in gains and the sale of assets. As a result noninterest income generated by the Company's subsidiaries increased and decreased to $230,000 and $482,000 compared to $197,000 and $491,000 for the three and nine months ended June 30, 1996 and 1995 respectively.

         Noninterest Expense. Noninterest expense increased $42,000 and $51,000 to $647,000 and $1.9 million respectively in the three and nine months ended June 30, 1996 from $605,000 and $1.8 million in the same periods of 1995. This increase was primarily due to an increase in commissions paid in the company's subsidiary operations. Noninterest expense attributable to the Company's subsidiaries increased to $164,000 and $424,000 compared to $138,000 and $292,000 for the three and nine months ended June 30, 1996 and 1995 respectively.

         Income Taxes. Income taxes for the three and nine months ended June 30, 1996 increased to $198,000 and $418,000 from $114,000 and $346,000 in the same periods for 1995 due to $217,000 and $194,000 increase in income before taxes for the same nine months ended September 30, 1996.

Liquidity and Capital Resource

         The Bank's sources of funds are deposits, sales of mortgage loans, amortization and repayment of loan principal and mortgage-backed and related securities and, to a lesser extent, maturation of investments and funds from other operations. While maturing investments are predictable, deposit flows and loan repayments are influenced by interest rates, general economic conditions, and competition making them less predictable. The Bank attempts to price its deposits to achieve its asset/liability objectives and will from time to time supplement deposits with longer term and/or less expense alternative sources of funds including FHLB advances.

         Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits U.S. government and certain corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At June 30, 1996, the amount of the Company's liquidity was $10.4 million, resulting in a liquidity ratio of 10.2%. At September 30, 1995, the Bank's liquid assets (as defined) totalled $11.1 million resulting in a liquidity ratio of 11.4%.

         Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposits flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short term government and agency obligations. If the Bank requires additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements. At June 30, 1996, the Bank had outstanding advances from the FHLB of Des Moines in the amount of $24.0 million and had the capacity to borrow up to an additional $20 million.

         The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the capital requirements applicable to all savings institutions, including the Bank, were substantially increased.

         At June 30, 1996, the Bank had tangible and core capital of $9.0 million, or 7.94% of adjusted total assets, which was approximately $7.3 million and $5.6 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets in effect on that date. On June 30, 1996, the Bank had risk-based capital of $9.3 million (including $9.0 million in core capital), or 20.9% of risk-weighted assets of $44.5 million. This amount was $5.7 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with the fully phased-in capital requirements.

         The Company has declared a cash dividend of $.02 per share for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company also declared a stock split of 100% or one additional share for every one share outstanding to stockholders of record as of January 8, 1996.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  Legal Proceedings

There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2.  Changes in Securities

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The statement regarding computation of per share earnings is attached hereto as Exhibit 11.

(b)  None.

                           MID-IOWA FINANCIAL CORP.

                               INDEX OF EXHIBITS


Exhibits                                                              Page

11.  Statement regarding computation of per share earnings.            14

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-IOWA FINANCIAL CORP.



                                         -------------------------------------
                                         Kevin D. Ulmer
                                         President and Chief Executive Officer




                                         -------------------------------------
                                         Gary R. Hill
                                         Executive Vice-President and Chief
                                         Financial Officer