Form 10KSB
period 1996-09-30
MID IOWA FINANCIAL CORP/IA
filed 1996-12-24
CIK 889134

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from _______ to _______

      Commission file number 0-20464

                            MID-IOWA FINANCIAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    Delaware                                 42-1389053
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                    Identification No.)

 123 West Second Street North, Newton, Iowa                      50208
    (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code: (515) 792-6236

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year ended September 30, 1996 were $9.3 million.

         As of December 13, 1996, the Registrant had issued and outstanding 1,655,880 net shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing price of such stock on the Nasdaq Market as of December 13, 1996, was $7.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PART II of Form 10-KSB--Portions of 1996 Annual Report to Stockholders.

         PART III of Form 10-KSB--Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------

                                     PART I


Item 1.  Description of Business

General

         Mid-Iowa Financial Corp. (the "Company" or "Mid-Iowa") is a Delaware corporation which was organized in 1992 by Mid-Iowa Savings Bank, FSB (the "Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on October 13, 1992, in connection with the completion of the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 408,000 shares of Common Stock at a price of $10.00 per share in the Conversion. The Bank was initially chartered as an Iowa state chartered savings and loan association in 1913. The Bank converted to a federal mutual charter in 1991 and changed its name to Mid-Iowa Savings Bank, FSB. The Bank amended its charter in October 1992 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated refer to the Bank and its subsidiaries on a consolidated basis. The Company's Common Stock is quoted on the Nasdaq System under the symbol "MIFC".

         The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

         Mid-Iowa's primary market area, Jasper County, Iowa is serviced by its two offices in Newton and offices in Baxter, Colfax, Monroe and Prairie City. The Company has received approval from the OTS and has started the process of opening a branch facility in West Des Moines, Iowa. At September 30, 1996, Mid-Iowa had assets of $115.8 million, deposits of $82.9 million and stockholders' equity of $10.6 million.

         The Company, through its wholly-owned subsidiary, Mid-Iowa Security Corporation ("Mid-Iowa Security") offers real estate brokerage services and is involved in the development of a residential subdivision located in Newton, Iowa. The Bank, through its wholly-owned subsidiary, Center of Iowa Investments, Limited ("CII"), offers mutual funds, annuities, discount securities brokerage services, credit reporting and collection services. See "-- Subsidiary Activities."

         Mid-Iowa has been, and intends to continue to be, a financial corporation that offers a variety of financial services to meet the needs of the families in the communities it serves. The Company attracts retail deposits from the general public and uses such deposits, together with borrowings and other funds, to invest in primarily one- to four-family residential mortgage loans and mortgage-backed and related securities, and to a lesser extent, consumer, commercial real estate, and commercial business loans. Most loans are presently originated in the Company's primary market area, Jasper County; to a lesser extent loans are also originated in other parts of Iowa, including Des Moines and Cedar Rapids, Iowa, as well as Omaha, Nebraska. See "-- Lending Activities" and "-- Non-Performing Assets and Classified Loans."

         The Company also invests in U.S. Government and agency obligations and other permissible investments and occasionally purchases loan participations.

         The Company's revenues are derived from interest on mortgage loans, mortgage-backed and related securities, investments and consumer loans, income from service charges and loan originations, loan servicing fee income and income from the sale of mutual funds, annuities, discount securities brokerage services, real estate brokerage services, real estate development and credit reporting and collection services through the service corporation subsidiaries of the Company and the Bank. Mid-Iowa's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its investment securities portfolio and the interest it pays on its deposit accounts and borrowings.

         Mid-Iowa's main office is located at 123 West Second Street North, Newton, Iowa. The Company's telephone number is (515) 792-6236.

Market Area

         Mid-Iowa offers a range of retail banking services primarily to the residents of Jasper County, Iowa, through the Company's two offices located in Newton and offices in Baxter, Colfax, Monroe and Prairie City. Mid-Iowa considers its primary market area to be Jasper County.

         Newton, Iowa, is a city located approximately 35 miles east of the Iowa capital of Des Moines, in the center of Jasper County, Iowa. Jasper County has a population of approximately 35,000 persons. Newton is an industrial community with a population of approximately 15,000 people. The major employer is the Maytag Corporation, headquartered in Newton, which employs approximately 3,000 employees in Newton. Other major employers are Newton Manufacturing Company, the Vernon Company, Cline Tool and Service Company, Thombert, Inc., Walmart and Skiff Medical Center.

         At September 30, 1996, 86% of the Company's real estate mortgage loans (excluding mortgage-backed and related securities) were secured by properties located in Iowa. The remaining loans, a mix of single family and commercial real estate loans, are primarily located throughout the United States, including the midwest, the northwest, the middle-Atlantic states, and the pacific northwest. At September 30, 1996, all of these out-of-state loans and loan participations were performing in accordance with their repayment terms. See "- Non-Performing Assets and Classified Assets" and "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed and Related Securities."

Lending Activities

         General. Historically, the Company has originated fixed-rate one- to four-family mortgage loans. In the mid 1980s, the Company introduced adjustable rate mortgage ("ARM") loans and short-term loans for retention in its portfolio, in order to increase the percentage of loans with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. The Company has continued, however, to originate fixed-rate mortgage loans in response to customer demand.

         While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, it also originates consumer, commercial real estate, commercial business, and a limited amount of residential construction loans in its primary market area. At September 30, 1996, the Company's gross real estate loan and mortgage-backed and related securities portfolio totaled $82.9 million, of which $46.9 million were comprised of one- to four- family first mortgage loans and $28.3 million were comprised of mortgage-backed and related securities held for investment and available for sale.

         Senior lending officers have authority to approve up to $10,000 of consumer and commercial business loans. Otherwise, the approval of the reviewing loan officer and one of two senior officers of the Company is required. First mortgage residential mortgage loans require the approval of two officers, one of whom must be the Company's President or Executive Vice President. Loans in excess of $100,000, up to the Company's lending limit, require the approval of the reviewing loan officer and the President. Loans in excess of $500,000 require the approval of the Board of Directors.

         The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Associations." At September 30, 1996, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. At September 30, 1996, the Company had no loans with outstanding balances in excess of this amount. At September 30, 1996, the principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $851,066 which consisted of two commercial real estate loans secured by property located in the Company's primary market area. Each of these loans was performing in accordance with its respective repayment terms at September 30, 1996. At that date, there were no other loans with a principal balance in excess of $450,000.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan and mortgage-backed and related securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses on loans) as of the dates indicated.


                                                                              At September 30,
                                               ----------------------------------------------------------------
                                                       1996                    1995                1994
                                               --------------------   -------------------     -----------------
                                               Amount        %         Amount        %         Amount       %
                                               ------       ---        ------       ---        ------      ---
                                                                           (Dollars in thousands)

Real Estate Loans and mortgage-backed
and related securities:
 One- to four-family......................... $ 45,986     50.4%      $ 45,293     51.6%      $42,773     50.1%
 Commercial..................................    7,708      8.5          5,151      5.9         4,773      5.6
 Construction................................      884      1.0            919      1.0           530       .6
 Mortgage-backed securities
  held for sale..............................    4,373      4.8            837      1.0           851      1.0
 Mortgage-backed and related
  securities.................................   23,974     26.3         28,139     32.1        29,497     34.6
                                              --------   ------       --------   ------       -------   ------
     Total real estate loans and mortgage-
      backed and related securities held
      for investment.........................   82,925     90.9         80,339     91.6        78,424     91.9
                                              --------   ------       --------   ------       -------   ------

Other Loans:
 Consumer Loans:
  Second mortgage............................    3,143      3.4          2,847      3.2         3,000      3.5
  Automobile.................................    1,342      1.5          1,377      1.6         1,445      1.7
  Home equity................................      740       .8            483       .5           415       .5
  Student....................................      479       .5            537       .6           496       .6
  Unsecured..................................      161       .2            163       .2           190       .2
  Deposit account............................      142       .2            186       .2           140       .1
  Other......................................      297       .3             84       .1            58       .1
                                              --------   ------       --------    -----       -------   ------
     Total consumer loans....................    6,304      6.9          5,677      6.4         5,744      6.7
 Commercial business loans...................    1,982      2.2          1,723      2.0         1,177      1.4
                                              --------   ------       --------    -----       -------   ------
     Total other loans.......................    8,286      9.1          7,400      8.4         6,921      8.1
                                              --------   ------       --------    -----       -------   ------
     Total loans and mortgage-backed and
      related securities.....................             100.0%        87,739    100.0%       85,345    100.0%
                                                          =====                   =====                  =====
Less:
 Loans in process............................      550                     598                    408
 Deferred fees and discounts.................       72                      71                     67
 Allowance for losses on loans...............      274                     248                    253
                                              --------                --------                -------
     Total loans and mortgage-
      backed securities receivable, net...... $ 90,315                $ 86,822                $84,617
                                              ========                ========                =======


         The following table shows the composition of the Company's loan and mortgage-backed and related securities portfolios by fixed and adjustable rate at the dates indicated.



                                                                              At September 30,
                                               ---------------------------------------------------------------
                                                     1996                    1995                1994
                                               ----------------       -----------------       ----------------
                                               Amount        %         Amount        %         Amount       %
                                               ------       ---        ------       ---        ------      ---
                                                                          (Dollars in thousands)

Fixed-Rate Loans:
 Real Estate:
  One- to four-family........................ $ 12,340     13.5%      $ 15,831     18.0%      $13,921     16.3%
  Commercial.................................    6,319      6.9          2,590      3.0         2,547      3.0
  Mortgage-backed and related securities         1,873      2.1          3,008      3.4         3,773      4.4
                                              --------      ---        -------    -----      --------    -----
     Total fixed-rate real estate
     loans and mortgage-backed and
     related securities......................   20,532     22.5         21,429     24.4        20,241     23.7
 Consumer....................................    5,403      5.9          5,194      5.9         5,297      6.2
 Commercial business.........................    1,982      2.2          1,723      2.0         1,177      1.4
                                              --------   ------       --------    -----       -------    -----
     Total fixed-rate loans and mortgage-
      backed and related securities..........   27,917     30.6         28,346     32.3        26,715     31.3
                                              --------   ------       --------    -----       -------    -----

Adjustable-Rate Loans:
 Real estate:................................
  One- to four-family........................   33,646     36.9         29,462     33.6        28,852     33.8
  Commercial.................................    1,389      1.5          2,561      2.9         2,226      2.6
  Construction...............................      884      1.0            919      1.0           530       .6
  Mortgage-backed securities held for sale       4,373      4.8            837      1.0           851      1.0
  Mortgage-backed and related securities
   held for investment.......................   22,101     24.2         25,131     28.6        25,724     30.2
                                              --------   -------      --------     ----       -------    -----
    Total adjustable-rate real estate
      loans and mortgage-backed and
      related securities.....................   62,393     68.4         58,910     67.1        58,183     68.2
                                              --------   ------       --------    -----       -------    -----
 Consumer....................................      901      1.0            483       .6           447       .5
                                              --------   ------       --------  -------       -------   ------
    Total adjustable-rate loans
      and mortgage-backed and
      related securities.....................   63,294     69.4         59,393     67.7        58,630     68.7
                                              --------   ------       --------   ------       -------
    Total loans and mortgage-backed
      and related securities.................   91,211    100.0%        87,739    100.0%       85,345    100.0%
                                              --------    =====       --------    =====       -------    =====

Less:
 Loans in process............................      550                     598                    408
 Deferred fees and discounts.................       72                      71                     67
 Allowance for losses on loans...............      274                     248                    253
                                              --------                --------                -------
   Total loans and mortgage-
      backed securities receivable, net...... $ 90,315                $ 86,822                $84,617
                                              ========                ========                =======


         The following schedule illustrates the interest rate sensitivity of the Company's gross loan and mortgage-backed and related securities portfolio at September 30, 1996. Mortgages and mortgage-backed and related securities which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                             Real Estate
                       ---------------------------------------------------------
                       One- to four-family
                          and mortgage-
                        backed securities          Commercial            Construction               Consumer
                       -------------------      ------------------     ------------------     ------------------
                                   Weighted               Weighted               Weighted                 Weighted
                                    Average                Average                Average                  Average
                        Amount       Rate       Amount      Rate       Amount      Rate       Amount        Rate
                        ------       ----       ------      ----       ------      ----       ------        ----

Due During
Years Ending
September 30,

1997 (1)..............  $  1,544     6.77%      $   101      9.25%     $     884     9.35%    $   1,930     7.92%
1998 and 1999.........     3,477     7.89           215      7.90             --       --         1,768     8.31
2000 and 2001.........     4,068     8.68           830      8.74             --       --         1,931     9.12
2002 to 2006..........    13,455     8.72         1,070      8.81             --       --           308     8.95
2007 to 2016..........    49,381     7.93         4,805      9.01             --       --           367     9.64
2017 and thereafter        2,408     7.60           687      8.76             --       --            --      --
                        --------                -------                ---------              ---------
                        $ 74,333                $ 7,708                $     884              $   6,304
                        ========                =======                =========              =========


                           Commercial
                            business                Total
                        ------------------      ------------------
                                  Weighted                Weighted
                                   Average                 Average
                         Amount     Rate        Amount      Rate
                         ------     ----        ------      ----

Due During
Years Ending
September 30,

1997 (1)..............  $    794    8.44%      $  5,253    7.93%
1998 and 1999.........       377    9.27          5,837    8.11
2000 and 2001.........       138    8.81          6,967    8.81
2002 to 2006..........       246    9.00         15,079    8.74
2007 to 2016..........       413   10.49         54,966    8.06
2017 and thereafter          --       --          3,095    7.86
                        --------               --------
                        $  1,968               $ 91,197
                        ========               ========


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after September 30, 1997 which have predetermined interest rates is $19.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $66.6 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents, builders and loan brokers. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. See "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed and Related Securities." At September 30, 1996, the Company's one- to four-family residential mortgage loans and mortgage-backed and related securities (all of which are collateralized by one- to four-family loans) totaled $75.2 million, or approximately 82.5%, of the Company's gross loan and mortgage-backed and related securities portfolio.

         The Company currently originates fixed-rate monthly payment loans and ARM loans. During the year ended September 30, 1996, the Company originated $12.7 million of fixed-rate real estate loans. During the same period, the Company originated $8.1 million of adjustable-rate, one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are primarily in its market area.

         The Company generally makes ARMs in amounts up to 80% of the appraised value of the security property although the Company will loan in amounts up to 97% provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure at or below the 80% loan-to-value level. The Company currently offers one, three and five year ARM loans with an interest rate margin over the one-year Treasury Bill Index. These loans provide for up to a 2.0% annual cap and a lifetime cap and floor of 6.0% from the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Historically, the initial rate used for the loan has been below the fully-indexed rate and is established by the Company in accordance with market and competitive factors. The Company has not experienced difficulty with the payment history for these loans.

         From time to time the Company has originated ARMs which are convertible into fixed-rate loans during stated time periods. Presently, the Company originates only nonconvertible ARMs. The Company's ARMs do not permit negative amortization of principal. Borrowers of adjustable rate loans are qualified at the fully-indexed rate.

         Due to consumer demand, the Company also offers fixed-rate, 15- and 30-year mortgage loans that conform to secondary market sales standards (i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") standards). Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties. Federal Housing Administration ("FHA") and Veterans' Administration ("VA") fixed rate loans have been originated to be sold in the secondary market. The Company generally sells such loans servicing released. The Company reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

         In underwriting one- to four-family residential real estate loans, Mid-Iowa evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by Mid-Iowa are appraised by an independent fee appraiser approved and qualified by management. Mid-Iowa generally requires borrowers to obtain an attorney's title opinion, and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

         Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences and, on rare occasions, to builders for the construction of single family homes in the Company's primary market area. At September 30, 1996, the Company had $884,000 of outstanding construction loans.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six to 12 months. During the construction phase, the borrower pays interest only. These construction loans have rates and terms which match the one- to four-family permanent loans then offered by the Company, except that a higher loan fee is typically charged to the construction borrower. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1996, the Company had eight construction loans for one- to four-family residences totalling $598,000 and two construction loans for commercial real estate totalling $286,000.

         Construction loans are generally made up to a maximum loan-to-value ratio of 80% based upon an appraisal. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, however, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner occupants also involve many of the same risks discussed below regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

         Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property. The Company's construction loan policy provides for the inspection of properties by Company personnel at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

         Mortgage-backed and related securities. Mid-Iowa has a substantial portfolio of mortgage-backed and related securities which it holds for investment. Such securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Mid-Iowa's mortgage-backed and related securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13. Under the Company's risk-based capital requirement, mortgage-backed and related securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight assigned to residential loans. See "Regulation."

         At September 30, 1996, the Company's holdings of mortgage-backed and related securities, including those available for sale, totalled $28.4 million, or 31.1%, of the Company's gross loan and mortgage-backed and related securities portfolio. Consistent with the Company's asset/liability policy, most of the mortgage-backed and related securities purchased by the Company in recent periods carry adjustable interest rates or are for short or intermediate effective terms.

         As part of its mortgage-backed and related security portfolio, the Company has also purchased investment grade or federal agency guaranteed collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") having adjustable interest rates or effective terms to maturity of seven years or less. Such securities are derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans. The CMOs and REMICs acquired by the Company are not interest only, or principal only or residual interests.

         Because federal agency mortgage-backed and related securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan, in the event that these purchases increase, the Company's asset yields could be adversely affected. Due to the existence of the federal agency guarantee on the Company's mortgage-backed and related securities and the availability of adjustable rate mortgage-backed and related securities, the Company's interest rate risk and credit risk would not necessarily be increased by a future increase in mortgage-backed and related securities volume. The Company will evaluate mortgage-backed and related securities acquisitions in the future based on its asset/liability objectives, market conditions and its alternate investment opportunities.

         The following table sets forth the balance outstanding on the Company's mortgage-backed and related securities at the dates indicated.


                                                                       At September 30,
                                                       ----------------------------------------------
                                                         1996               1995               1994
                                                        ------             ------             -----
                                                                         (In thousands)

Federal Home Loan Mortgage Corporation...............  $   1,163          $   1,573          $   1,749
Federal National Mortgage Association................      6,251              7,268              8,311
Government National Mortgage Association.............     10,785             12,125             11,828
Collateralized Mortgage Obligations..................     10,148              8,010              8,460
                                                       ---------          ---------          ---------
   Total.............................................  $  28,347          $  28,976          $  30,348
                                                       =========          =========          =========


         Commercial Real Estate Lending. The Company has from time to time engaged in commercial real estate lending, including multi-family lending, in its market area and has purchased whole commercial loans and participation interests in loans from other financial institutions secured by properties located in Iowa, Colorado and Tennessee. At September 30, 1996, the Company had $7.7 million of commercial real estate loans, which represented 8.5% of the Company's gross loan and mortgage-backed and related securities portfolio. At September 30, 1996, all of the Company's commercial real estate portfolio was performing in accordance with its terms. At September 30, 1996, 68% of the Company's commercial real estate loan portfolio was secured by properties located in the State of Iowa.

         The Company originates commercial real estate loans and purchases whole loans and participation interests in commercial real estate loans. The Company's commercial real estate loan portfolio is secured primarily by apartment buildings, office buildings, retail stores, nursing homes, churches and warehouses. Commercial real estate loans may have terms up to 30 years. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. The underwriting standards employed by the Company for commercial real estate loans include a review of the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the net income generated by the property securing the loan. The Company generally requires the submission of personal financial statements and personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers selected by Mid-Iowa.

         Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Consumer Lending. Mid-Iowa offers a variety of secured consumer loans, including home equity, second mortgage (including home improvement) and automobile loans and loans secured by savings deposits. In addition, Mid-Iowa offers other secured and unsecured consumer loans, including Visa and Mastercard credit cards. At September 30, 1996, the Company's consumer loan portfolio totaled $6.3 million, or 6.9%, of its gross loan and mortgage-backed and related securities portfolio. The Company currently originates most of its consumer loans in its primary market area. The Company originates consumer loans on both a direct and indirect basis. Direct loans are made when the Company extends credit directly to the borrower. Indirect loans are obtained when the Company purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by Mid-Iowa is with selected automobile dealers located in the Company's lending area. The Company underwrites each indirect loan in accordance with its normal consumer loan standards.

         Consumer loan terms vary according to the type and value of collateral. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         The largest component of Mid-Iowa's consumer loan portfolio consists of second mortgage loans. At September 30, 1996, second mortgage loans totaled $3.1 million, or approximately 3.4%, of the Company's gross loan and mortgage-backed and related securities portfolio. Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven years.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1996, $9,000, or .1%, of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

         Commercial Business Lending. The Company originates a limited number of commercial business loans. At September 30, 1996, approximately $2.0 million, or 2.2%, of the Company's total loans and mortgage-backed and related securities portfolio was comprised of commercial business loans. Mid-Iowa's commercial business lending activities consist primarily of loans to agricultural borrowers in its primary market area.

         The Company recognizes the generally increased risks associated with commercial business lending. Mid- Iowa's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of Mid-Iowa's credit analysis.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are generally secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1996, all of Mid-Iowa's commercial business loan portfolio was performing in accordance with its terms.

Originations, Purchases, Sales and Servicing of Loans and Mortgage-backed and Related Securities

         Real estate loans are primarily originated by Mid-Iowa's staff of salaried loan officers. In addition, Mid- Iowa originates residential loans through brokers secured by properties located in Des Moines and Cedar Rapids, Iowa, Omaha, Nebraska and other markets. While these brokers underwrite these loans pursuant to the Company's underwriting guidelines, the Company reviews the underlying documentation and relies on its own underwriting process in determining whether to grant or deny a loan.

         While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment.

         Mid-Iowa has a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed and related securities which it purchases and holds for investment consistent with its asset/liability objectives. At September 30, 1996, mortgage-backed and related securities, including securities held for sale, totaled $4.4 million, or 4.8% of Mid-Iowa's total loan and mortgage-backed and related securities portfolio. See "- Mortgage-backed and related securities."

         At September 30, 1996, the Company had 18 groups of whole loans and loan participations totalling $6.0 million secured by property located outside the Company's primary market area. These loans and participation interests are secured by properties located in the midwest, the northwest, the middle-Atlantic states and pacific northwest. At September 30, 1996, none of these loans was included in the Company's non-performing assets as a non-performing loan. See "- Non-Performing Assets and Classified Assets."

         From time to time, the Company has sold whole loans and loan participations. Sales of whole loans and loan participations generally have been beneficial to the Company since these sales usually generate income at the time of sale and provide funds for additional lending and other investments. Otherwise, the Company typically retains its fixed rate one- to four-family loans because such loans are originated for retention consistent with the Company's asset/liability objectives.

         With the exception of FHA and VA loans, when loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of servicing fees received by the Company varies but is generally calculated on the basis of the outstanding principal amount of the loans serviced. The servicing fee is earned and recognized as income as loan payments are received. The Company services for others mortgage loans that it originated and sold amounting to approximately $2.8 million at September 30, 1996.

         In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

         The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.



                                                                              Year Ended September 30,
                                                               ------------------------------------------------
                                                                   1996               1995               1994
                                                                   ----               ----               ----
                                                                                   (In thousands)

Originations by type:
 Adjustable rate:
  Real estate - one- to four-family............................  $   7,397        $   2,879          $   13,105
                - commercial...................................         80            1,453               1,851
  Non-real estate consumer.....................................        630              204                 290
         Total adjustable-rate.................................      8,107            4,536              15,246
 Fixed rate:
  Real estate - one- to four-family............................      4,149            6,539               2,055
                - commercial...................................      2,155              778                  --
  Non-real estate - consumer...................................      3,831            1,764               3,081
                  - commercial business........................      2,535              578               2,197
         Total fixed-rate......................................     12,670            9,659               7,333
         Total loans originated................................     20,777           14,195              22,579

Purchases:
 Fixed rate mortgage-backed and  related securities............         --               --                  --
 Adjustable rate mortgage-backed and related securities........      3,937            1,187               5,297
         Total purchased.......................................      3,937            1,187               5,297

Sales and Repayments:
  Real estate loans............................................      2,415            1,371               2,273
  Mortgage-backed and related  securities......................         --               --                  --
         Total sales...........................................      2,415            1,371               2,273
  Principal repayments.........................................     18,822           11,011              20,716
         Total reductions......................................     21,237           12,382              22,989
  Increase (decrease) in other items, net......................         16             (795)                647
                                                                 ---------        ---------          ----------
         Net increase..........................................  $   3,493        $   2,205          $    5,534
                                                                 =========        =========          ==========



Non-Performing Assets and Classified Assets

         When a borrower fails to make a required payment on real estate secured loans, consumer loans and commercial business loans within 20, 11 and ten days, respectively, after the payment is due, the Company generally institutes collection procedures by mailing a notice and calling the customer. The customer is contacted again when the payment continues to be an additional five to ten days past due and in the case of real estate loans, when 60 days past due, a right to cure notice is sent. In most cases, delinquencies are cured promptly; however, the Company will meet with the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Company may: (i) accept a repayment program which under appropriate circumstances could involve an extension for the arrearage from the borrower; (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (iii) attempt to involve the private mortgage insurer in a work-out of the loan; or (iv) initiate foreclosure proceedings.

         Generally, when a loan becomes delinquent 90 days or more or when the collection of principal and/or interest become doubtful, the Company will place the loan on a non-accrual status and, as a result, interest income receivable is charged to an allowance which is established by a charge to interest income. Future interest income is recognized on a cash basis only, until, in management's opinion, the borrower's ability to make periodic interest and principal payments has been normalized.

         The following table sets forth information concerning delinquent mortgage and other loans at September 30, 1996. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of loans in the related portfolio.


                                                                  Loans Delinquent For:
                        ----------------------------------------------------------------------------------------------------
                                    30-59 days                         60-89 days                    90 days and over
                        --------------------------------   --------------------------------   ------------------------------
                        Number      Amount     Percent     Number      Amount     Percent     Number      Amount     Percent
                        ------      ------     -------     ------      ------     -------     ------      ------     -------
                                                                   (Dollars in thousands)

One- to four-family....   19        $  495     1.08%          1        $   35       .08%         4        $   142     .31%
Consumer...............   16            87     1.38           4             7       .11          3              9     .14
                        ----        ------                 ----        ------                 ----        -------
Total..................   35        $  582     1.11%          5        $   42       .08%         7        $   151     .29%
                        ====        ======                 ====        ======                 ====        =======


         The table below sets forth the gross amounts and categories of non-performing assets in the Company's loan portfolio. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) or accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.



                                                                        At September 30,
                                                -----------------------------------------------------------
                                                  1996         1995         1994         1993        1992
                                                --------     --------     -------      --------    -------
                                                                    (Dollars in thousands)

Non-performing assets
Non-accruing loans:
 One- to four-family.........................   $    142     $    138     $    --      $     --    $     174
 Commercial real estate......................         --           --          --            --           --
 Consumer....................................          9            3          33            17            3
                                                --------     --------     -------      --------    ---------
   Total.....................................        151          141          33            17          177
                                                --------     --------     -------      --------    ---------

Foreclosed assets:
 One- to four-family.........................         --           --          --           172          201
 Commercial real estate......................         --           --          --            --          295
                                                --------     --------     -------      --------    ---------
   Total.....................................         --           --          --           172          496
                                                --------     --------     -------      --------    ---------

   Total non-performing assets...............   $    151     $    141     $    33      $    189    $     673
                                                ========     ========     =======      ========    =========

Total non-performing
 assets as a percentage
 of total assets.............................        .13%         .13%        .03%          .20%         .72%
                                                ========     ========     =======      ========    =========


         For the year ended September 30, 1996, net interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $7,062. No interest income was recognized on such loans for the year ended September 30, 1996.

         Non-accruing loans. As of September 30, 1996, the Company had $151,000 in net book value of non-accruing loans consisting primarily of one- to four-family loans.

         Foreclosed Assets. The Company had no foreclosed real estate owned at September 30, 1996.

         Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of September 30, 1996 there was also an aggregate of $142,000 in net book value of loans classified by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The balance of these loans "of concern" consisted of consumer loans.

         As of September 30, 1996, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the savings association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans and other assets in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at September 30, 1996, the Company had classified $291,000 of its assets as substandard, no assets as doubtful and $2,000 of its assets as loss. Such classified assets at September 30, 1996 included $151,000 of non-performing loans and $142,000 of the other loans of concern, discussed above.

         Allowance for Losses on Loans. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of the related loan balance, net of any specific loan loss provision (which is charged-off at the time of transfer), or fair value at the date of foreclosure. Valuations are periodically updated by management and a specific provision for losses on such property is established by a charge to operations if the carrying value of the property exceeds its estimated fair value.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances are the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1996, the Company had a total allowance for losses on loans of $274,000, or .44%, of total loans (excluding mortgage-backed and related securities). See "Regulation - Federal Regulation of Savings Associations".

         The following table sets forth an analysis of the Company's allowance for loan losses.



                                                                       Year Ended September 30,
                                                          -----------------------------------------------
                                                            1996               1995               1994
                                                          --------    `      -------            --------

Balance at beginning  of period......................     $ 248,028          $ 253,306          $ 274,329

Charge-offs:
  One- to four-family................................            --                 --                 --
  Commercial.........................................            --                 --                 --
  Consumer...........................................        19,390             44,707             84,451
                                                          ---------          ---------          ---------
 Total Chargeoffs....................................        19,390             44,707             84,451

Recoveries:
  One- to four-family................................            --                 --                 --
  Consumer...........................................         9,181              6,429             16,928
                                                          ---------          ---------          ---------
  Total Recoveries...................................         9,181              6,429             16,928
                                                          ---------          ---------          ---------
Net charge-offs......................................        10,209             38,278             67,523
Additions charged to operations......................        36,000             33,000             46,500
                                                          ---------          ---------          ---------
Balance at end of period.............................     $ 273,819          $ 248,028          $ 253,306
                                                          =========          =========          =========

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........           .02%               .07%               .13%

Allowance for loan losses to  total
 non-performing assets  at end of period.............        181.34             175.91             767.59

Allowance for loan losses to non-performing
 loans at end of period..............................        181.34             175.91             767.59

Allowance for loan losses to total loans at end
 of  period..........................................           .44                .43                .47


         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                               At September 30,
                                          -------------------------------------------------------------------------
                                                    1996                       1995                    1994
                                          ------------------------- -------------------------- --------------------
                                                     Percent of                 Percent of               Percent of
                                                      Loans in                   Loans in                 Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount    Total Loans
                                          ------    -----------     ------     -----------    ------    -----------
                                                                     (Dollars in thousands)

One- to four-family.....................  $139,173     73.17%      $143,383      77.08%      $149,844      77.77%
Commercial real estate..................    50,943     12.26         45,560       8.77         47,058      88.68
Construction or
 development............................     1,000      1.41          1,000       1.56             --        .97
Consumer................................    68,571     10.03         53,121       9.66         53,401      10.44
Commercial  business....................    14,132      3.13          4,964       2.93          3,003       2.14
                                          --------   -------       --------     ------       --------     ------
    Total...............................  $273,819    100.00%      $248,028     100.00%      $253,306     100.00%
                                          ========    ======       ========     ======       ========     ======


Investment Activities

         Mid-Iowa must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of September 30, 1996, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.91%.
See "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1996, the Company's interest-bearing deposits in other financial institutions totaled $810,000, or .68% of its total assets, and investment securities totaled $22.2 million or 19.2% of its total assets. As of such date, the Company also had a $1,325,000 investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At September 30, 1996, the average term to maturity or repricing of the investment securities portfolio was 3.8 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Company. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% the Company's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled approximately $1.6 million as of September 30, 1996, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Company's investment activities.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                     At September 30,
                                          -------------------------------------------------------------------
                                                    1996                       1995                1994
                                          ------------------------- ------------------------- ---------------
                                          Book      % of            Book       % of           Book      % of
                                          Value     Total           Value      Total          Value     Total
                                          -----     -----           -----      -----          -----     -----
                                                                    (Dollars in thousands)

Interest-bearing deposits with other
 financial institutions.................  $    810   100.0%      $  1,174      100.0%       $  1,864    100.0%
                                          ========   =====       ========      =====        ========    =====

Investment securities:
 Federal agency obligations.............  $ 17,991    81.1%      $ 13,929       78.7%       $  8,459     71.0%
 State and local government obligations      2,867    12.9          2,858       16.2           2,851     23.9
                                          --------   ------      --------      ------      ---------    -----

     Subtotal...........................    20,858    94.0         16,787       94.9          11,310     94.9

FHLB stock..............................     1,325     6.0            900        5.1             604      5.1
                                          --------  ------       --------      -----        --------    -----

Total investment securities
   and FHLB stock.......................  $ 22,183   100.0%      $ 17,687      100.0%       $ 11,914    100.0%
                                          ========   =====       ========      =====        ========    =====

Average remaining life or term to
 repricing, excluding FHLB stock and
 other marketable equity securities.....          3.8 years               3.3 years                 4.7 years


         The composition and maturities of the investment securities portfolio, excluding FHLB of Des Moines stock are indicated in the following table.




                                                              At September 30, 1996
                             ------------------------------------------------------------------------------------
                                               Over           Over
                               1 Year         1 to 5        5 to 10         Over           Total Investment
                               or Less         Years         Years        10 Years             Securities
                             ----------     ----------     ----------    ----------     -------------------------
                             Book Value     Book Value     Book Value    Book Value     Book Value   Market Value
                             ----------     ----------     ----------    ----------     ----------   ------------
                                                             (Dollars in thousands)

Federal agency obligations   $   3,941      $   5,495     $   8,555      $      --      $  17,991     $   17,830
State and local government
  obligations................       --            548          2,018           301          2,867          2,986
                              --------      ---------      ---------     ---------      ---------      ---------
Total investment securities  $   3,941      $   6,043     $   10,573     $     301      $  20,858     $   20,816
                             =========      =========     ==========     =========      =========     ==========
Weighted average yield.......     7.12%          6.67%          6.32%         5.33%          6.73%
                              ========      =========     ==========     =========      =========

         The Company's investment securities portfolio at September 30, 1996 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the United States Government, or its agencies.

         Mid-Iowa's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and implemented by its Investment Committee, consisting of the Company's President and Treasurer. At the present time, Mid-Iowa does not have any investments that are held for trading purposes.

         The OTS maintains guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed and related securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity. As of September 30, 1996, the Company held $24.0 million and $20.2 million, respectively, of principal amount of mortgage-backed and related securities and investment securities which the Company intends to hold until maturity. As of such date, these securities had a market value of $24.0 million and $20.2 million, respectively.

Sources of Funds

         General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal (including interest earned on mortgage-backed and related securities), interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

         Borrowings will be used to compensate for reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

         Deposits. Mid-Iowa offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook accounts, club accounts, money market deposit accounts, NOW and checking accounts, and certificate accounts ranging in terms from three months to eight years. The Company primarily solicits deposits from its market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that its passbook savings, money market deposit accounts, and NOW accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Company during the periods indicated.


                                                    Year Ended September 30,
                                        ---------------------------------------------
                                         1996                1995                1994
                                         ----                ----                ----
                                                         (In thousands)

Opening balance.......................  $  78,671          $  78,883          $  78,899
Deposits..............................    130,584             95,445             82,990
Withdrawals...........................    128,746             97,865             85,154
Interest credited.....................      2,363              2,208              2,148
                                        ---------          ---------          ---------

Ending balance........................  $  82,872          $  78,671          $  78,883
                                        =========          =========          =========

Net increase (decrease)...............      4,201          $    (212)         $     (16)
                                        =========          =========          =========

Percent increase (decrease)...........      5.34%               (.27)%             (.02)%
                                        ========           =========          =========

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.



                                                                        At September 30,
                                               ----------------------------------------------------------------
                                                       1996                  1995                    1994
                                               --------------------- --------------------     -----------------
                                               Amount        %         Amount        %         Amount       %
                                               ------       ---        ------       ---        ------      ---
                                                                   (Dollars in thousands)

Interest Rate Range:
Market Rate Accounts......................... $ 13,421    16.10%      $  4,735     6.01%      $ 4,603     5.83%
Passbook Accounts 2.15-2.25%.................    6,050     7.30          6,668     8.48         8,108    10.28
NOW Accounts 1.02-1.05%......................    4,951     6.07          4,457     5.67         4,835     6.13
                                              --------  -------       -------- --------       -------  -------

Total Non-Certificates.......................   24,422    29.47         15,860    20.16        17,546    22.24
                                              --------  -------       -------- --------       -------  -------

Certificates of Deposit:

 0.00 -  3.99%...............................    6,408     7.73          7,693     9.78        14,975    18.99
 4.00 -  5.99%...............................   49,285    59.47         24,988    31.76        39,335    49.89
 6.00 -  7.99%...............................    2,756     3.33         30,120    38.29         6,642     8.42
 8.00 -  9.99%...............................        1       --             10      .01           365      .46
                                              --------  -------       -------- --------       -------  -------
Total Certificates of Deposit................   58,450    70.53         62,811    79.84        61,337    77.76
                                              --------  -------       -------- --------       -------  -------
Total Deposits............................... $ 82,872   100.00%      $ 78,671   100.00%      $78,883   100.00%
                                              ========  =======       ========   ======       =======  =======

         The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1996.

                                              0.00-       4.00-       6.00-       8.00-                  Percent
                                              3.99%       5.99%       7.99%       9.99%       Total      of Total
                                              -----       -----       -----       -----       -----      --------
                                                                        (Dollars in thousands)

December 31, 1996.........................    $  2,008    $  11,725   $     111   $    --     $13,844      23.69%
March 31, 1997............................       2,002       11,621         185        --      13,808      23.62
June 30, 1997.............................         866        7,581         436         1       8,884      15.20
September 30, 1997........................       1,418        6,689         292        --       8,399      14.37
December 31, 1997.........................          33        3,102         150        --       3,285       5.62
March 31, 1998............................          22        1,757         442        --       2,221       3.80
June 30, 1998.............................          26        1,443         605        --       2,074       3.55
September 30, 1998........................          33          720         255        --       1,008       1.72
December 31, 1998.........................          --          231          23        --         254        .43
March 31, 1999............................          --          623          50        --         673       1.15
June 30, 1999.............................          --          376          --        --         376        .64
September 30, 1999........................          --          361          75        --         436        .75
December 31, 1999.........................          --          479          66        --         545        .93
Thereafter................................          --        2,577          66        --       2,643       4.52
                                              --------    ---------   ---------   -------     -------    -------
     Total................................    $  6,408    $  49,285   $   2,756   $     1     $58,450     100.00%
                                               =======     ========    ========    ======      ======     ======
     Percent of total.....................       10.96%       84.32%       4.72%     0.00%
                                              ========    =========   =========   =======

         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of September 30, 1996.



                                                               Over           Over
                                               3 Months       3 to 6         6 to 12          Over
                                                or Less       Months          Months       12 Months       Total
                                               ---------      ------         --------      ---------       -----
                                                                       (Dollars in thousands)

Certificates of deposit less than $100,000    $  11,141      $   8,848     $  16,661      $ 12,521       $ 49,171
Certificates of deposit of $100,000 or more       2,016          3,310           422           863          6,611
Public funds(1).........................            687          1,650           200           131          2,668
                                              ---------      ---------      ---------     ---------      --------
Total certificates of deposit...........      $  13,844      $  13,808      $  17,283     $  13,515      $ 58,450
                                              =========      =========      =========     =========      ========
---------------
 (1) Deposits from governmental and other public entities.


         The following tables sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.


                                                                              Year Ended September 30,
                                                                 ---------------------------------------------
                                                                  1996               1995               1994
                                                                  ----               ----               ----
                                                                               (Dollars in thousands)

Maximum Balance:
FHLB advances and other borrowings.............................  $  20,500         $  18,000         $  10,750

Average Balance:
FHLB advances and other borrowings.............................  $  19,250         $  14,375         $   5,854

Weighted average interest rate of FHLB advances................       5.61%             5.78%             4.28%



         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.


                                                                                Year Ended September 30,
                                                                  ---------------------------------------------
                                                                    1996               1995               1994
                                                                    ----               ----               ----
                                                                                (Dollars in thousands)

FHLB advances..................................................  $  20,500          $  18,000          $  10,750
                                                                 ---------          ---------          ---------

  Total borrowings.............................................  $  20,500          $  18,000          $  10,750
                                                                 =========          =========          =========

Weighted average interest rate
 of FHLB advances..............................................       5.64%              5.94%              4.88%


Subsidiary Activities

         As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $2.3 million at September 30, 1996, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in and loans to its service corporations was approximately $91,000. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

         Center of Iowa Investments ("CII"), the Bank's wholly owned subsidiary, markets mutual funds, annuities, and discount securities brokerage services to the Company's customer. CII recognized net income of $13,700, for the 1996 fiscal year.

         In addition to the Bank, the Company directly owns Mid-Iowa Security, which conducts real estate brokerage services and owns Quail Ridge development, a single-family residential development located in Newton, Iowa, consisting of 36 developed residential lots and 15 acres of additional land. At September 30, 1996, one residential lot and 5 acres of land remain to be sold. At September 30, 1996, Mid-Iowa Security's investment in Quail Ridge development was $260,000. Mid-Iowa Security maintains a $43,000 general valuation allowance allocated to Quail Ridge. Mid-Iowa Security recognized net income of $55,000 for the 1996 fiscal year.

Competition

         Mid-Iowa faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings associations, credit unions and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and finance companies provide strong competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Company serves primarily Jasper County, Iowa. There are ten commercial banks and no other savings associations which compete for deposits and loans in Jasper Country. Mid-Iowa estimates its share of the residential mortgage loan market to be approximately 30% and its share of the savings deposit base to be approximately 20% in Jasper County.

Regulation

         General. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 28, 1993 and September 22, 1995, respectively. All federal savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1996 was $35,300.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At September 30, 1996, the Bank was in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, the Bank's lending limit under this restriction was $1.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF- insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

         Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

         For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund (the "BIF"). In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $355,000 during the quarter ended September 30, 1996.

         The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.4 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1996, CII, a wholly owned subsidiary of the Bank, had $6,200 of goodwill qualifying as an intangible asset and which was deducted from the Bank's tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. As of September 30, 1996, the Bank did not have any investments or advances to its subsidiaries that are excluded from regulatory capital.

         At September 30, 1996, the Bank had tangible capital of $9.0 million, or 7.9%, of adjusted total assets, which is approximately $7.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, the Bank had no intangibles which were subject to these tests.

         At September 30, 1996, the Bank had core capital equal to $9.0 million, or 7.9%, of adjusted total assets, which is $5.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk- weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS also is authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, the Bank had $9.0 million of capital instruments (none of which qualify as supplementary capital) and $274,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any such exclusions from capital and assets at September 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

         OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

         The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Bank, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers.

         On September 30, 1996, the Bank had total capital of $9.3 million (including $9.0 million in core capital and $.3 million in qualifying supplementary capital) and risk-weighted assets of $45.8 million; or total capital of 20.3% of risk-weighted assets. This amount was $5.7 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS generally is required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank also is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.9% and a short-term liquid assets ratio of 1.1%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, the Bank met the test and has always met the test since its inception.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance in January 1996 and received a rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1996, the Bank had $1,325,000 in FHLB stock, which was in compliance with this requirement. For the year ended September 30, 1996, dividends paid by the FHLB of Des Moines to the Bank totaled $78,900.

         Federal and State Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to

6% of such loans outstanding at the end of the taxable year or the greater of
(i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At September 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

         Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will be able to take a tax deduction only when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank is expected to recapture approximately $480,000 of its tax bad debt reserves. The recapture will not have any effect on the Company's net income because the related tax expense has already been accrued.

         Under the experience method, the bad debt deduction is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of the thrift's taxable income. The maximum deduction could be taken as long as not less than 60% of the total dollar amount of the assets of an institution fell within certain designated categories. If the amount of qualifying assets fell below 60%, the institution would get no deduction and would generally be required to include existing reserves in income over a four year period.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Bank's excess for tax purposes totaled approximately $1.8 million.

         The Company and its subsidiaries, including the Bank, file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The tax returns of the Company and its subsidiaries have not been audited by the IRS with respect to consolidated federal income tax returns subsequent to 1988. With respect to prior years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

         Iowa Taxation. The Bank currently files an Iowa franchise tax return. The Company, its non-bank subsidiaries and the Bank's subsidiaries file Iowa corporation tax returns on a fiscal year end basis.

         Iowa imposes a franchise tax on the taxable income of stock savings banks. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

         Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax is excluded from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Employees

         At September 30, 1996, the Company and its subsidiaries had a total of 41 employees, including 7 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

Executive Officers of the Company

         The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors. The Bank has entered into employment agreements with two of its executive officers.

    Name                            Position With Holding Company
    ----                            -----------------------------

Kevin D. Ulmer                President and Chief Executive Officer

Gary R. Hill                  Executive Vice President, Secretary and Treasurer


Item 2.  Properties

         The Company conducts its business at its main office and five other locations in its primary market area. The following table sets forth information relating to each of the Company's offices as of September 30, 1996.

         The Company owns each of its offices except Prairie City, which is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1996 was $967,000. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.



                                                                                                    Net Book
                                                                                   Square            Value
                                                                  Total            Footage             at
                                                Date              Square          Leased to      September 30,
Location                                      Acquired           Footage           Others             1996
--------                                      --------           -------          --------        ------------
Main Office:

123 W. 2nd St. North                             1955            18,400              6,800      $486,897

215-217 W. 2nd St.                               1984             5,800             11,600       165,559

North

Branch Offices:

1907 1st Avenue E.                               1977             1,270                 --       153,290
Newton, Iowa

15 E. Howard St.                                 1978             1,080                 --        50,564
Colfax, Iowa

108 E. Washington                                1979             2,500                 --        64,828
Monroe, Iowa

100 State St.                                    1982               770                 --        37,497
Baxter, Iowa

101 W. Jefferson                                (1)                 600                 --         8,816
Prairie City, Iowa
                                                                                                $967,451
                                                                                                ========

-----------
(1)  This building is leased through July 1, 1997.

                                       31

         The Company has received approval from OTS and has started the process of opening a branch facility in West Des Moines, Iowa.

         The Company uses a service bureau for an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996 was $90,600.

Item 3.  Legal Proceedings

         The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Company in the proceedings, that the resolution of these proceedings should not have a material effect on Company's consolidated financial position or results of operations.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.


                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

         Information under the caption "Price Range of Common Stock" in the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item  6.  Management's Discussion and Analysis of Plan of Operation

         Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item  7.  Financial Statements

         Information under the caption "Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Information concerning directors, executive officers, promoters and control persons of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

                                                                   Reference to
                                                                   Prior Filing
                                                                    or Exhibit
Regulation                                                            Number
S-B Exhibit                                                          Attached
  Number                        Document                              Hereto
-----------          -----------------------------                  -----------

     2           Plan of acquisition, reorganization
                  arrangement, liquidation or succession                 *

     3           Articles of Incorporation and Bylaws                    *

     4           Instruments defining the rights of
                  security holders, including indentures:
                    Common Stock Certificate                             *

     9           Voting trust agreement                                None

    10           Material contracts:
                  Stock Option and Incentive Plan                        *
                  Management Recognition and Retention
                    Plan                                                 *
                  Employment Agreements:
                    Kevin D. Ulmer                                       *
                    Gary R. Hill                                         *

    11           Statement re: computation of per
                  share earnings                                       None

    13           Annual Report to Security Holders                      13

    16           Letter on change in certifying
                  accountant                                           None

    18           Letter on change in accounting
                  principles                                           None

    21           Subsidiaries of Registrant                             21

    22           Published report regarding matters
                  submitted to vote of security holders                None

    23           Consent of Accountants                                 23

    24           Power of Attorney                                     None

    27           Financial Data Schedule                                27

    28           Information from reports furnished to
                 state insurance regulatory authorities                None

    99              Additional exhibits                                None

--------------------
        * Filed as exhibits to the Company's S-1 registration statement filed on June 24, 1992, (File No. 33-48838) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


      (b)  Reports on Form 8-K:

  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MID-IOWA FINANCIAL CORP.


Date: December 19, 1996                              By:/s/ Kevin D. Ulmer
                                                        ------------------------
                                                     Kevin D. Ulmer (Duly
                                                     Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Kevin D. Ulmer                     By:/s/ Gary R. Hill
  ---------------------------                --------------------------------
   Kevin D. Ulmer, President,                Gary R. Hill, Executive Vice
   Chief Executive Officer                   President, Secretary, Treasurer and
   and Director (Principal                   Director (Principal Financial
   Executive and Operating                   and Accounting Officer)
   Officer)

Date: December 19, 1996                   Date: December 19, 1996


By:/s/ John E. Carl                       By:/s/ Ralph W. McAdoo
  --------------------------                 ---------------------------------
   John E. Carl, Director                    Ralph W. McAdoo, Director


Date: December 19, 1996                   Date: December 19, 1996


By:/s/ David E. Sandeen                   By:/s/ John Switzer
   --------------------------                ---------------------------------
   David E. Sandeen, Director                John Switzer, Director


Date: December 19, 1996                   Date: December 19, 1996