Form 10-Q
period 1996-12-31
MID IOWA FINANCIAL CORP/IA
filed 1997-02-11
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996 or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 0-20464

                  Mid-Iowa Financial Corp.
_________________________________________________________________
    (Exact name of registrant as specified in its charter)


                          42-1389053
_________________________________________________________________
           (I.R.S. Employer Identification No.)



         123 West 2nd Street North, Newton, Iowa  50208
_________________________________________________________________
              (Address of principal executive offices)

                            515-792-6236
_________________________________________________________________
      (Registrant's telephone number, including area code)



_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
    ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             1,675,988 shares outstanding at January 31, 1997

                      This Form 10-QSB contains 10 pages

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at December 31,
          1996 and September 30, 1996                        1

          Consolidated Statements of Operations for
          the three months ended December 31, 1996
          and 1995                                           2

          Consolidated Statements of Cash Flows for
          the Three months ended December 31, 1996
          and 1995                                           3

          Notes to Consolidated Financial Statements         4

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5

Part II.  Other Information                                  9

          Index of Exhibits                                 10

          Signatures                                        12

                         MID-IOWA FINANCIAL CORP.

                      CONSOLIDATED BALANCE SHEETS

                                                 December 31,    September 30,
                                                     1996             1996
                                                 ------------    ------------
   Assets
Cash and cash equivalents                        $  2,623,059    $  1,147,204
Securities available for sale                       4,948,024       4,974,408
Securities held to maturity                        43,440,574      44,231,879
Loans held for sale                                         0               0
Loans receivable, net                              62,774,795      62,122,871
Accrued interest receivable                           854,939         829,594
Federal Home Loan Bank stock                        1,325,000       1,325,000
Real estate, net                                       33,854          37,306
Office properties and equipment, net                  992,066         967,451
Intangibles, net                                       14,558          15,085
Prepaid expenses and other assets                      68,199         153,247
                                                 ------------    ------------
      Total assets                               $117,066,068    $115,804,045
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 79,059,350    $ 82,871,963
Borrowed funds                                     25,500,000      20,500,000
Advance payments by borrowers
  for taxes and insurance                             376,583         199,921
Accrued interest payable                              889,338         844,457
Accounts payable and accrued expenses                 214,687         850,323
Accrued taxes on income:
  Current                                             246,725          68,133
  Deferred                                           (125,218)       (131,874)
                                                 ------------    ------------
      Total liabilities                          $106,161,465    $105,202,923
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,299    $     17,299
Additional paid-in capital                          3,121,599       3,142,623
Retained earnings                                   8,210,477       7,882,078
Treasury Stock                                       (465,088)       (448,700)
Net unrealized gain on securities
  available for sale                                   20,316           7,822
                                                 ------------    ------------
      Total stockholders' equity                   10,904,603      10,601,122
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $117,066,068    $115,804,045
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months
                                                       ended December 31,
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------
Interest income:
  Loans                                           $1,293,301     $1,188,055
  Mortgage-backed and related securities             470,595        464,481
  Investment securities                              375,047        274,829
  Other                                               24,265         44,101
                                                  ----------     ----------
     Total interest income                         2,163,208      1,971,466
                                                  ----------     ----------
Interest expense:
  Deposits                                           929,028        963,324
  Other borrowings                                   357,781        285,063
                                                  ----------     ----------
     Total interest expense                        1,286,809      1,248,387
                                                  ----------     ----------
     Net interest income                             876,399        723,079
  Provision for losses on loans                        9,000          9,000
                                                  ----------     ----------
     Net interest income after provision
       for losses on loans                           867,399        714,079
                                                  ----------     ----------

Noninterest income:
  Gain (loss) on sale of investments                       0              0
  Gain (loss) on sale of other assets                 23,230              0
  Fees and service charges                            89,112         64,050
  Other, primarily commissions                       245,613        183,488
                                                  ----------     ----------
     Total noninterest income                        357,955        247,538
                                                  ----------     ----------
Noninterest expense:
  Compensation and benefits                          275,944        270,644
  Office properties and equipment                     63,932         58,851
  Federal insurance premiums                          35,501         45,889
  Data processing services                            35,251         32,791
  Expense on real estate, net                            431            899
  Other                                              258,355        221,331
                                                  ----------     ----------
     Total noninterest expense                       669,414        630,405
                                                  ----------     ----------
Income before taxes on income                        555,940        331,212
     Taxes on income                                 183,410        106,666
                                                  ----------     ----------
Net income                                        $  372,530     $  224,546
                                                  ==========     ==========
Earnings per common equivalent share:
  Primary:                                        $     0.22     $     0.13
  Fully diluted:                                  $     0.22     $     0.13
                                                  ==========     ==========
Average common shares outstanding                  1,655,445      1,741,464
                                                  ==========     ==========

                       See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months
                                                       ended December 31,
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                     $   372,530    $   224,546
  Origination of loans held for sale                       0       (619,465)
  Proceeds from sale of loans held for sale                0        473,777
  Items not requiring (providing) cash-
     Depreciation                                     26,400         26,038
     Amortization                                    (12,696)       (13,451)
     Provision for loan losses                         9,000          9,000
     (Gain) loss on sale of real estate              (23,230)             0
Changes in -
     Accrued interest receivable                     (16,345)        81,918
     Accrued interest payable                         44,881         40,705
     Current taxes on income                         178,592         96,667
     Deferred taxes on income                          6,656            867
     Other, net                                     (550,588)       (48,269)
                                                 -----------    -----------
Net cash provided by operating activities        $    35,200    $   272,333
                                                 -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities                 (449,328)    (2,000,994)
  Purchase of investment securities AFS                    0              0
  Proceeds from maturity of investments              526,354      3,000,000
  Principal collected on mortgage-backed
    and related securities                           755,418        852,984
  Net change in loans to customers                  (660,924)    (1,771,730)
  Proceeds from sale of real estate                   26,682              0
  Purchase of office properties and equipment        (51,015)       (34,928)
  Purchase of Federal Home Loan Bank Stock                 0       (119,000)
                                                 -----------    -----------
Net cash used in investing activities            $   147,187    $    73,668
                                                 -----------    -----------

Cash flows from financing activities:
  Net change in deposits                          (3,812,613)      (261,260)
  Proceeds from borrowed funds                     5,000,000      1,000,000
  Advances from borrowers for taxes & ins.           176,662        204,783
  Proceeds from exercise of stock options             10,400         12,093
  Payments to acquire treasury stock                 (47,813)       (14,250)
  Dividends paid                                     (33,168)       (33,581)
                                                 -----------    -----------
Net cash provided by financing activities        $ 1,293,468    $   907,785
                                                 -----------    -----------
Increase in cash                                   1,475,855      1,106,450
Cash at beginning of period                        1,147,204      1,416,408
                                                 -----------    -----------
Cash at end of period                            $ 2,623,059    $ 2,522,858
                                                 ===========    ===========
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 1,241,928    $ 1,207,682
    Taxes on income                              $     4,818    $     9,999

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $         0    $         0


                         See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended December 31, 1996 are unaudited. In the opinion of management of Mid-Iowa Financial Corp. (the "Registrant or Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Parent Company and its wholly owned subsidiaries, Mid-Iowa Security Corporation and Mid-Iowa Savings Bank, F.S.B. (the "Bank") and its wholly owned subsidiary, Center of Iowa Investments, Limited. The principal business activities of Mid-Iowa Security Corporation are the development and sale of real estate and real estate brokerage services. Center of Iowa Investments, Limited provides credit reporting and collection services, sells investment products, and provides discount securities brokerage. All material intercompany accounts and transactions have been eliminated.

3.  EARNINGS PER SHARE COMPUTATIONS

Earnings per share - primary is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan. Such additional shares are assumed to be issued after the acquisition of shares at the average price per share for the period under the treasury stock method with the assumed proceeds from exercise of stock options. Such additional shares were 51, 778 for the three months ended December 31, 1996.

Earnings per share - fully diluted is computed in a similar manner but using the ending price per share for the period. Such additional shares were 52,284 for the three months ended December
31, 1996.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

GENERAL

     Mid-Iowa Financial Corp. ("Mid-Iowa" or the "Company") was formed in June of 1992 by Mid-Iowa Savings Bank, F.S.B. (the "Bank") to become the thrift institution holding company of the Bank. The acquisition of the Bank by the Company was consummated on October 13, 1992 in connection with the Bank's conversion from the mutual to the stock form (the "Conversion").

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

     The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed and related securities and investments, and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

     The Company's net income is also affected by, among other things, gains and losses on sales of loans and foreclosed assets, provisions for possible loan losses, service charges and other fees, commissions received from subsidiary operations, operating expenses and income taxes. Center of Iowa Investments, Limited, a wholly-owned subsidiary of the Bank, generates revenues by the sale of insurance, annuities, mutual funds and other investment products to its customers as well as providing discount securities brokerage, credit reporting and collecting services. Mid-Iowa Security Corporation, a wholly-owned subsidiary of the Company, generates revenues by real estate brokerage services, and real estate development.

FINANCIAL CONDITION

     Total assets increased by $1.3 million to $117.1 million for the three months ended December 31, 1996 compared to $115.8 million for September 30, 1996. This increase was primarily due to an increase in cash and cash equivalents. Total loans receivable increased to $62.8 million at December 31, 1996 from $62.1 million at September 30, 1996. The increase in assets was funded by $5.0 million increase in borrowed funds from $20.5 million at September 30, 1996, to $25.5 million at December 31, 1996, partially offset by a decrease in deposits of $3.8 million from $82.9 million at September 30, 1996, to $79.1 million at December 31, 1996.

RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on the level of its net interest income and non interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

     During the three months ended December 31, 1996, the Company's operating strategy to improve its profitability and capital position continued to emphasize (i) maintenance of the Company's asset quality, (ii) asset-liability management, (iii) management of operating expenses to improve operating income, and
(iv) expanding loan originations.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER
31, 1995.

     General. The Company's net income increased by $148,000 to $373,000 for the three months ended December 31, 1996 from net income of $225,000 for the same period in 1995. The primary reason for the increase in net income was a $153,000 increase in net interest income.

     Interest income. Interest income increased $192,000 to $2.2 million for the three months ended December 31, 1996 from $2.0 million for the same period in 1995 primarily as a result of an increase in interest-earning assets to $114.5 million at December 31, 1996 from $107.5 million at December 31, 1995.

     Interest expense. Interest expense increased $39,000 to $1.3 million in the three months ended December 31, 1996 from $1.2 million in the same period in 1995 due primarily to an increase in borrowed funds of $6.5 million to $25.5 million at December 31, 1996 from $19.0 million at December 31, 1995.

     Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $153,000 to $876,000 at December 31, 1996 compared to $723,000 for the same period in 1995. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) increased to 2.64% for the period ended December 31, 1996 from 2.34% for the period ended December 31, 1995. The Company's net interest margin (net interest income divided by average interest-earning assets) increased to 3.07% at December 31, 1996 from 2.72% at December 31, 1995.

     Non-Performing Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors, included but are not limited to, the current and anticipated economic conditions, including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of the existence and fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $9,000 for the three months ending December 31, 1996 as compared to $9,000 for the three months ending December 31, 1995. The Company's loan loss allowance as of December 31, 1996 was $281,000. The September 30, 1995 loan loss reserve was $259,000. Total non-performing assets as of December 31, 1996 were $93,000 or .08% of total assets.

     The Company will continue to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. However, although the Company maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, in view of the continued uncertainties in the economy generally and the regulatory uncertainty pertaining to reserve levels for the thrift industry generally, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional substantial additions to its allowance for losses on loans in the future.

     Noninterest income. Noninterest income increased $110,000 to $358,000 in the three months ended December 31, 1996 from $248,000 in the same period for 1995. This increase is primarily due to an increase in commissions in the real estate sales operation conducted through a subsidiary of the Company. As a result, noninterest income generated by the Company's non-banking subsidiaries increased to $254,000 compared to $171,000 for the three months ended December 31, 1996 and 1995 respectively.

     Noninterest Expense. Noninterest expense increased $39,000 to $669,000 in the three months ended December 31, 1996 from $630,000 in the same period of 1995. This increase was primarily due to an increase in commissions paid real estate agents in the Company's subsidiary. Noninterest expense attributable to the Company's subsidiaries increased to $191,000 compared to $161,000 for the three months ended December 31, 1996 and 1995 respectively.

     Income taxes.  Income taxes for the three months ended
December 31, 1996 increased to $183,000 from $107,000 in the same period for 1995 due to a $225,000 increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's sources of funds are deposits, sales of mortgage loans, amortization and repayment of loan principal and mortgage-back and related securities and, to a lesser extent, maturation of investments and funds from other operations. While maturing investments are predictable, deposit flows and loan repayments are influenced by interest rates, general economic conditions, and competition making it less predictable. The Bank attempts to price its deposits to achieve its asset/liability, objectives and will from time to time to supplement deposits with longer term and/or less expensive alternative sources of funds including FHLB advances.

     Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and certain corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1996, the amount of the Company's liquidity was $5.5 million, resulting in a liquidity ratio of 5.7%. At December 31, 1995 the Bank's liquid assets (as defined) totalled $12.7 million resulting in a liquidity ratio of $12.7%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank required additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements. At December 31, 1996, the Bank had outstanding advances from the FHLB of Des Moines in the amount of $25.5 million and had the capacity to borrow up to an additional $20 million.

     The Bank uses its liquidity resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

     At December 31, 1996, the Bank had tangible and core capital of $8.8 million or 7.66% of adjusted total assets, which was approximately $7.1 million and $5.4 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets in effect on that date. On December 31, 1996, the Bank had risk-based capital of $9.1 million (including $8.8 million in core capital), or 19.8% of risk-weighted assets of $46.2 million. This amount was $5.4 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with applicable capital requirements.

     The Company has declared a cash dividend of $.02 per share for the quarter ended December 31, 1996.

                             PART II
                         OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business.
In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

Item 2.  Changes in Securities
         ---------------------

The Company repurchased 7,500 shares of its common stock and options on 5,000 shares were exercised during the period. The balance of shares outstanding at December 31, 1996 was 1,655,880.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Registrant convened its Annual Meeting of Stockholders on
January 20, 1997. At that meeting, the stockholders of the Registrant considered and voted upon:

     1. The election of directors, Ralph McAdoo and Carney Loucks. Ralph McAdoo was elected by a vote of 1,306,667 votes in favor and NO votes opposed and 24,704 votes abstaining. Carney Loucks was elected by a vote of 1,306,667 Votes in favor, NO votes opposed and 24,704 abstaining. There were no broker non-votes for election of Directors.

Item 5.  Other Information
         -----------------

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a) The statement regarding computation of per share earnings is attached hereto as Exhibit 11.
             Financial Data Schedule is attached hereto as
             Exhibit 27.

       (b)   None

                           SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MID-IOWA FINANCIAL CORP.

                           By:  /s/ Kevin D. Ulmer
                                -------------------------
                                Kevin D. Ulmer
                                President and Chief
                                Executive Officer



                           By:  /s/ Gary R. Hill
                                -------------------------
                                Gary R. Hill
                                Vice President and
                                Chief Financial Officer