Form 10-Q
period 1997-03-31
MID IOWA FINANCIAL CORP/IA
filed 1997-05-13
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997 or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 0-20464

                      Mid-Iowa Financial Corp.
_________________________________________________________________
    (Exact name of registrant as specified in its charter)

                            Delaware
_________________________________________________________________
 (State of other jurisdiction of incorporation or organization)


                          42-1389053
_________________________________________________________________
           (I.R.S. Employer Identification No.)



         123 West 2nd Street North, Newton, Iowa  50208
_________________________________________________________________
        (Address of principal executive offices, zip code)

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

             1,676,488 shares outstanding at April 30, 1997

                      This Form 10-QSB contains 14 pages

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31,
          1997 and September 30, 1996                        1

          Consolidated Statements of Operations for
          the three months and six months ended
          March 31, 1997 and 1996                            2

          Consolidated Statements of Cash Flows for
          the six months ended March 31, 1997 and 1996       3

          Notes to Consolidated Financial Statements         4

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      6

Part II.  Other Information                                 10

          Index of Exhibits                                 11

          Signatures                                        12

                         MID-IOWA FINANCIAL CORP.

                      CONSOLIDATED BALANCE SHEETS

                                                   March 31,     September 30,
                                                     1997             1996
                                                 ------------    ------------
   Assets
Cash and cash equivalents                        $  2,860,968    $  1,147,204
Securities available for sale                       5,219,549       4,974,408
Securities held to maturity                        46,125,206      44,231,879
Loans held for sale                                         0               0
Loans receivable, net                              65,065,974      62,122,871
Accrued interest receivable                           811,552         829,594
Federal Home Loan Bank stock                        1,450,000       1,325,000
Real estate, net                                       33,866          37,306
Office properties and equipment, net                1,930,591         967,451
Intangibles, net                                       14,032          15,085
Prepaid expenses and other assets                      60,167         153,247
                                                 ------------    ------------
      Total assets                               $123,571,905    $115,804,045
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 85,887,009    $ 82,871,963
Borrowed funds                                     25,000,000      20,500,000
Advance payments by borrowers
  for taxes and insurance                             220,362         199,921
Accrued interest payable                              873,187         844,457
Accounts payable and accrued expenses                 396,298         850,323
Accrued taxes on income:
  Current                                              86,160          68,133
  Deferred                                           (128,973)       (131,874)
                                                 ------------    ------------
      Total liabilities                          $112,334,043    $105,202,923
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,299    $     17,299
Additional paid-in capital                          3,054,443       3,142,623
Retained earnings                                   8,491,959       7,882,078
Treasury Stock                                       (338,809)       (448,700)
Net unrealized gain on securities
  available for sale                                   12,970           7,822
                                                 ------------    ------------
      Total stockholders' equity                   11,237,862      10,601,122
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $123,571,905    $115,804,045
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended       Six Months Ended
                                              March 31,                March 31,
                                          ---------------------   ---------------------
                                         1997         1996       1997        1996
                                       ---------   ---------   --------   ---------
Interest income:
  Loans                               $1,293,962  $1,190,413  $2,587,263  $2,378,468
  Mortgage-backed and
    related securities                   482,162     449,341     952,757     913,822
  Investment securities                  379,079     280,361     754,126     555,190
  Other                                   27,189      54,981      51,454      99,082
                                      ----------  ----------  ----------  ----------
    Total interest income                2,182,392   1,975,096    4,345,600   3,946,562
                                      ----------  ----------  ----------  ----------
Interest expense:
  Deposits                               909,096     931,626   1,838,124   1,894,950
  Other borrowings                       377,850     271,043     735,631     556,106
                                      ----------  ----------  ----------  ----------
    Total interest expense             1,286,946   1,202,669   2,573,755   2,451,056
                                      ----------  ----------  ----------  ----------
    Net interest income                  895,446     772,427   1,771,845   1,495,506
  Provision for losses on loans           24,000       9,000      33,000      18,000
                                      ----------  ----------  ----------  ----------
    Net interest income after
      provision for losses on
      loans                              871,446     763,427   1,738,845   1,477,506
                                      ----------  ----------  ----------  ----------

Noninterest income:
  Gain (loss) on sale of
    other assets                               0           0      23,230           0
  Fees and service charges                94,205      66,074     183,317     130,124
  Other, primarily commissions           142,604      91,939     388,217     275,427
                                      ----------  ----------  ----------  ----------
     Total noninterest income            236,809     158,013     594,764     405,551
                                      ----------  ----------  ----------  ----------
Noninterest expense:
  Compensation and benefits              306,834     271,314     582,778     541,958
  Office properties and
    equipment                             66,405      64,419     130,337     123,270
  Federal insurance premiums              13,464      45,423      48,965      91,312
  Data processing services                37,157      33,851      72,408      66,642
  Expense on real estate, net             (6,975)        929      (6,544)      1,828
  Other                                  199,189     161,920     457,544     383,251
                                      ----------  ----------  ----------  ----------
     Total noninterest expense           616,074     577,856   1,285,488   1,208,261
                                      ----------  ----------  ----------  ----------
Income before taxes on income            492,181     343,584   1,048,121     674,796
     Taxes on income                     168,590     113,234     352,000     219,900
                                      ----------  ----------  ----------  ----------
Net income                            $  323,591  $  230,350  $  696,121  $  454,896
                                      ==========  ==========  ==========  ==========
Earnings per common equivalent
  share:
    Primary:                          $     0.19  $     0.13  $     0.41  $     0.26
    Fully diluted:                    $     0.19  $     0.13  $     0.41  $     0.26
                                      ==========  ==========  ==========  ==========
Average common shares outstanding      1,674,498   1,741,464   1,664,867   1,694,447
                                      ==========  ==========  ==========  ==========

                       See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months
                                                        Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                     $   696,121    $   454,896
  Origination of loans held for sale                       0     (1,040,365)
  Proceeds from sale of loans held for sale                0        899,786
  Items not requiring (providing) cash-
     Depreciation                                     54,800         52,075
     Amortization                                    (23,612)       (39,948)
     Provision for loan losses                        33,000         18,000
     (Gain) loss on sale of real estate              (23,230)             0
Changes in -
     Accrued interest receivable                      18,042         32,873
     Accrued interest payable                         28,730         20,192
     Current taxes on income                          18,027         26,842
     Deferred taxes on income                          2,901         12,172
     Other, net                                     (363,151)       (74,019)
                                                 -----------    -----------
Net cash provided by operating activities        $   441,628    $   362,504
                                                 -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities               (5,383,620)    (8,076,622)
  Purchase of investment securities AFS             (388,612)
  Proceeds from maturity of investments            2,000,000      4,000,000
  Principal collected on mortgage-backed
    and related securities                         1,663,577      2,001,680
  Net change in loans to customers                (2,976,103)    (1,248,465)
  Proceeds from sale of real estate                   26,682              0
  Purchase of office properties and equipment     (1,017,940)      (149,795)
  Purchase of Federal Home Loan Bank Stock          (125,000)      (119,000)
                                                 -----------    -----------
Net cash used in investing activities            $(6,201,016)   $(3,592,202)
                                                 -----------    -----------

Cash flows from financing activities:
  Net change in deposits                           3,015,046      9,652,510
  Proceeds from borrowed funds                     4,500,000      1,000,000
  Advances from borrowers for taxes & ins.            20,441         40,618
  Proceeds from exercise of stock options             52,225        110,743
  Payments to acquire treasury stock                 (47,813)       (14,250)
  Dividends paid                                     (66,735)       (67,284)
                                                 -----------    -----------
Net cash provided by financing activities        $ 7,473,164    $10,722,337
                                                 -----------    -----------
Increase in cash                                   1,713,776      7,492,639
Cash at beginning of period                        1,147,204      1,416,408
                                                 -----------    -----------
Cash at end of period                            $ 2,860,980    $ 8,909,047
                                                 ===========    ===========
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 2,545,025    $ 2,430,864
    Taxes on income                              $   333,973    $   193,058

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $         0    $         0


                         See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES

1.   BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended March 31, 1997 are unaudited. In the opinion of Management of Mid-Iowa Financial Corp. (the "Registrant or Company") these financial statements reflect all adjustments,
consisting     only of normal occurring accruals, necessary to
present fairly these consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

2.   ORGANIZATION

The Company was organized as a Delaware corporation in June, 1992 at the direction of Mid-Iowa Savings Bank, F.S.B. (the Bank) for the purpose of becoming a savings and loan holding company, as part of the Bank's conversion from a mutual to a stock institution.

3.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mid-Iowa Security Corporation and the Bank and its wholly owned subsidiary, Center of Iowa Investments, Limited. The principle business activities
of Mid-   Iowa Security Corporation are the development and
sale of real estate and real estate brokerage services. Center of Iowa Investments, Limited provides credit reporting and collection services, sells investment products, and provides discount securities brokerage. All material intercompany accounts and transactions have been eliminated.

4.   EARNINGS PER SHARE COMPUTATIONS

Earnings per share - primary is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan. Such additional shares are assumed to be issued after the acquisition of shares at the average price per share for the period under the treasury stock method with the assumed proceeds from exercise of stock options. Such additional shares were 29,693 for the three months ended March 31, 1997 and 20,146 for the six months ended March 31, 1997.

Earnings per share - fully diluted is computed in a similar
manner but using the ending   price per share for the period,
when applicable.  Such additional shares were 37,587 for    the
three months ended March 31, 1997 and 25,501 for the six months ended March 31, 1997.

5.   EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" was issued in February, 1997. The statement is effective for periods ending after December 15, 1997 and may not be adopted prior to such date. The Company expects to adopt the Statement when required and management believes adoption will not have a material effect on disclosures of earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

General

     Mid-Iowa Financial Corp. ("Mid-Iowa" or the "Company") was formed in June of 1992 by Mid-Iowa Savings Bank, F.S.B. (the "Bank") to become the thrift institution holding company of the Bank. The acquisition of the Bank by the Company was consummated on October 13, 1992 in connection with the Bank's conversion from the mutual to stock form (the "Conversion").

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

     The Company's net income is primarily dependent upon the different (or "spread") between the average yield earned on loans, mortgage-backed and related securities and investments, and the average rate paid on deposits and borrowing, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

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

Financial Condition

     Total assets increased by $7.6 million to $123.6 million at March 31, 1997 compared to $115.8 million for September 30, 1996. This increase was primarily due to an increase in loans of $3.0 million to $65.1 million for the six months ended March 31, 1997 compared to $62.1 million for September 30, 1996. Investment securities increased to $51.3 million at March 31, 1997 from $49.2 million at September 30, 1996. Cash and cash equivalents increased to $2.9 million at March 31, 1997 from $1.1 million at September 30, 1996. The increase in assets was funded primarily by a $4.5 million increase in borrowed funds from $20.5 million at September 30, 1996 to $25.0 million at March 31, 1997.

Results of Operations

     The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

     During the six months ended March 31, 1997, the Company's operating strategy to improve its profitability and capital position continued to emphasize (i) maintenance of the Company's asset quality, (ii) asset liability management, (iii) management of operating expenses to improve operating income, and (iv) expanding loan origination.

Comparison of three months and six month periods ended March 31, 1997 and March 31, 1996.

     General. The Company's net income increased by $94,000 to $324,000 for the three months ended March 31, 1997 from net income of $230,000 for the same period in 1996 and increased by $241,000 to $696,000 for the six months ended March 31, 1997 from net income of $455,000 for the same period in 1996. The primary reasons for the increase was an increase of $276,000 in net interest income.

     Interest Income. Interest income increased $207,000 to $2.2 million from $2.0 million for the three months, and $399,000 to $4.3 million from $3.9 million for the six months ended March 31, 1997 primarily as a result of an increase in earning assets of $8.3 million from $112.4 million to $120.7 million at March 31, 1996 and 1997 respectively. The average yield on interest earning assets increased to 7.49% at March 31, 1997 from 7.03% at March 31, 1996.

     Interest expense. Interest expense increased $84,000 to $1.3 million from $1.2 million in the three months and $123,000 to $2.6 million from $2.5 million for the six months ended March 31, 1997 due primarily to an increase in interest paying liabilities of $4.2 million from $107.3 million to $111.5 million at March 31, 1997 offset by a general decrease in interest rates paid on deposits to 4.57% at March 31, 1997 from 4.70% at March 31, 1996.

     Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $123,000 to $895,000 for the three months ended March 31, 1997 and $276,000 to $1.7 million from $1.5 million for the six months ended March 31, 1997 compared to the same periods in 1996. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) increased to 2.66% and 2.63% from 2.33% and 2.27% for the three and six month periods ended March 31, 1997 and 1996 respectively. The Company's net interest margin (net interest income divided by average interest-earning assets) increased to 3.07% and 3.04% for the three and six months ended March 31, 1997.

     Non-Performing Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include, but are not limited to, the current and anticipated economic conditions including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of existence and fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $24,000 for the three months ended March 31, 1997. The Company's allowance for loan losses as of March 31, 1997 was $289,000. The September 30, 1996 allowance for loan losses was $274,000. Total nonperforming assets as of March 31, 1997 were $155,000 or .13% of total assets.

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

     Noninterest Income. Noninterest income increased $79,000 and $189,000 to $237,000 and $595,000 in the three and six months ended March 31, 1997 from $158,000 and $406,000 in the same periods for 1996. This increase is primarily due to higher commission income of the real estate subsidiary of the Company and was partially due to a $23,000 increase in the gain on sale of development land. As a result noninterest income generated by the nonbank subsidiaries increased to $129,000 and $383,000 compared to $81,000 and $252,000 for the three and six months ended March 31, 1997 and 1996 respectively.

     Noninterest Expense. Noninterest expense increased $38,000 and $77,000 to $616,000 and $1.3 million in the three and six months ended December 31, 1997 from $578,000 and $1.2 million in the same periods of 1996. This increase for the three month period was primarily due to increases in commission related to the real estate subsidiary of the Company discussed above. Noninterest expense attributable to the nonbank subsidiaries increased to $123,000 and $314,000 compared to $59,000 and $180,000 for the three and six months ended March 31, 1997 and 1996 respectively.

     Income Taxes. Income taxes for the three and six months ended March 31, 1997 increased to $169,000 and $352,000 from $113,000 and $220,000 in the same periods for 1996 due to corresponding changes in taxable income.

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

     Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits U.S. government and certain corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 1997 the amount of the Company's liquidity was $6.3 million, resulting in a liquidity ratio of 6.3%. At September 30, 1996 the Bank's liquid assets (as defined) totaled $10.0 million resulting in a liquidity ratio of 9.6%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest bearing overnight deposits and other short term government and agency obligations. If the Bank requires additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements. At March 31, 1997 the Bank had outstanding advances from the FHLB of Des Moines in the amount of $25.0 million and had the capacity to borrow up to an additional $20 million.

     The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

     At March 31, 1997 the Bank had tangible and core capital of $9.2 million, or 7.5% of adjusted total assets, which was approximately $7.3 million and $5.5 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets on that date. On March 31, 1997 the Bank had risk-based capital of $9.5 million (including $9.2 million in core capital), or 19.0% of risk-weighted assets of $49.6 million. This amount was $5.4 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with all applicable regulatory capital requirements.

     The Company has declared a cash dividend of $.02 per share for the quarters ended December 31, 1996 and March 31, 1997 respectively.

<PAGE
                        PART II

                   OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

     There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2.  Changes in Securities
         ---------------------

     Options on 20, 108 shares were exercised during the period.
The balance of shares outstanding at March 31, 1997 was 1,675,988.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

     Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     The Registrant convened its Annual Meeting of Stockholders on January 20, 1997. At that meeting the stockholders of the Registrant considered and voted upon:

1. The election of directors, Ralph McAdoo and Carney Loucks. Ralph McAdoo was elected by a vote of 1,306,667 votes in favor, no votes opposed and 24,704 votes abstaining. Carney Loucks was elected by a vote of 1,306,667 votes in favor, no votes opposed and 24,704 votes abstaining. There were no broker non-votes for election of directors.

ITEM 5.  Other Information
         -----------------

     On April 30, 1997 the Company received payment in the amount of $221,000 in restitution to the Company from certain outside investors found by the Office of Thrift Supervision to have violated certain of the O.T.S's Change in Control Laws and Regulations. None of these individuals is affiliated with Mid-Iowa. The restitution was ordered in connection with the individuals purchases of stock of the Company.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a) The statement regarding computation of per share earnings is attached hereto as Exhibit 11. Financial Data Schedule is attached hereto as Exhibit 27.



(b)  None.

                     MID-IOWA FINANCIAL CORP.

                        INDEX OF EXHIBITS

Exhibits                                              Page
--------                                              ----

11.  Statement regarding computation of per
       share earnings                                  13

27.  Financial Data Schedule                           14

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MID-IOWA FINANCIAL CORP.

                         /s/ Kevin D. Ulmer
                         -------------------------------------
                         Kevin D. Ulmer
                         President and Chief Executive Officer


                         /s/ Gary R. Hill
                         ------------------------------------
                         Gary R. Hill
                         Executive Vice President and
                         Chief Financial Officer