Form 10-Q
period 1997-06-30
MID IOWA FINANCIAL CORP/IA
filed 1997-08-14
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

             1,676,488 shares outstanding at July 31, 1997

                      This Form 10-QSB contains 15 pages

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at June 30,
          1997 and September 30, 1996                        1

          Consolidated Statements of Operations for
          the three months and nine months ended
          June 30, 1997 and 1996                             2

          Consolidated Statements of Cash Flows for
          the nine months ended June 30, 1997 and 1996       3

          Notes to Consolidated Financial Statements         4

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5

Part II.  Other Information                                 10

          Index of Exhibits                                 11

          Signatures                                        12

                         MID-IOWA FINANCIAL CORP.

                      CONSOLIDATED BALANCE SHEETS

                                                   June 30,     September 30,
                                                     1997             1996
                                                 ------------    ------------
   Assets
Cash and cash equivalents                        $  2,391,439    $  1,147,204
Securities available for sale                       5,062,238       4,974,408
Securities held to maturity                        47,440,560      44,231,879
Loans held for sale                                         0               0
Loans receivable, net                              65,988,828      62,122,871
Accrued interest receivable                           903,444         829,594
Federal Home Loan Bank stock                        1,525,000       1,325,000
Real estate, net                                       33,865          37,306
Office properties and equipment, net                2,066,806         967,451
Intangibles, net                                       13,505          15,085
Prepaid expenses and other assets                     115,586         153,247
                                                 ------------    ------------
      Total assets                               $125,541,271    $115,804,045
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 81,572,593    $ 82,871,963
Borrowed funds                                     30,500,000      20,500,000
Advance payments by borrowers
  for taxes and insurance                             379,271         199,921
Accrued interest payable                              932,275         844,457
Accounts payable and accrued expenses                 297,409         850,323
Accrued taxes on income:
  Current                                             237,232          68,133
  Deferred                                           (117,100)       (131,874)
                                                 ------------    ------------
      Total liabilities                          $113,801,680    $105,202,923
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,299    $     17,299
Additional paid-in capital                          3,037,875       3,142,623
Retained earnings                                   8,984,427       7,882,078
Treasury Stock                                       (335,664)       (448,700)
Net unrealized gain on securities
  available for sale                                   35,654           7,822
                                                 ------------    ------------
      Total stockholders' equity                   11,739,591      10,601,122
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $125,541,271    $115,804,045
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                       ---------------------   --------------------
                                         1997         1996       1997        1996
                                       ---------   ---------   --------   ---------
Interest income:
  Loans                               $1,351,171  $1,226,333  $3,938,434  $3,604,801
  Mortgage-backed and
    related securities                   509,304     497,306   1,462,061   1,411,128
  Investment securities                  396,697     295,772   1,150,823     850,962
  Other                                   32,688     105,039      84,142     204,121
                                      ----------  ----------  ----------  ----------
    Total interest income              2,289,860   2,124,450   6,635,460   6,071,012
                                      ----------  ----------  ----------  ----------
Interest expense:
  Deposits                               980,765     926,545   2,818,889   2,821,495
  Other borrowings                       385,875     308,728   1,121,506     864,834
                                      ----------  ----------  ----------  ----------
    Total interest expense             1,366,640   1,235,273   3,940,395   3,686,329
                                      ----------  ----------  ----------  ----------
    Net interest income                  923,220     889,177   2,695,065   2,384,683
  Provision for losses on loans           24,000       9,000      57,000      27,000
                                      ----------  ----------  ----------  ----------
    Net interest income after
      provision for losses on
      loans                              899,220     880,177   2,638,065   2,357,683
                                      ----------  ----------  ----------  ----------

Noninterest income:
  Gain (loss) on sale of
    other assets                           1,003      33,227      24,233      33,227
  Fees and service charges                86,897      96,670     270,214     226,794
  Other, primarily commissions           246,068     209,401     634,285     484,828
  Other income                           221,000           0     221,000           0
                                      ----------  ----------  ----------  ----------
     Total noninterest income            554,968     339,298   1,149,732     744,849
                                      ----------  ----------  ----------  ----------
Noninterest expense:
  Compensation and benefits              303,421     286,388     886,199     828,346
  Office properties and
    equipment                             63,809      52,979     194,146     176,249
  Federal insurance premiums              13,042      45,536      62,007     136,848
  Data processing services                36,159      33,402     108,567     100,044
  Expense on real estate, net             (5,417)      1,539     (11,961)      3,367
  Other                                  274,530     226,909     732,074     610,160
                                      ----------  ----------  ----------  ----------
     Total noninterest expense           685,544     646,753   1,971,032   1,855,014
                                      ----------  ----------  ----------  ----------
Income before taxes on income            768,644     572,722   1,816,765   1,247,518
     Taxes on income                     262,200     198,400     614,200     418,300
                                      ----------  ----------  ----------  ----------
Net income                            $  506,444  $  374,322  $1,202,565  $  829,218
                                      ==========  ==========  ==========  ==========
Earnings per common equivalent
  share:
    Primary:                          $     0.29  $     0.21  $     0.71  $     0.47
    Fully diluted:                    $     0.29  $     0.21  $     0.70  $     0.47
                                      ==========  ==========  ==========  ==========
Average common shares outstanding      1,676,488   1,741,464   1,668,741   1,705,189
                                      ==========  ==========  ==========  ==========

                       See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months
                                                        Ended June 30,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                     $ 1,202,565    $    829,218
  Origination of loans held for sale                       0      (1,196,387)
  Proceeds from sale of loans held for sale                0       1,150,642
  Items not requiring (providing) cash-
     Depreciation                                     84,020          78,068
     Amortization                                    (35,825)        (49,365)
     Provision for loan losses                        57,000          27,000
     (Gain) loss on sale of real estate              (24,233)        (33,227)
Changes in -
     Accrued interest receivable                     (73,850)         35,461
     Accrued interest payable                         87,818          41,357
     Current taxes on income                         169,099         113,640
     Deferred taxes on income                         14,774           6,008
     Other, net                                     (530,483)         97,911
                                                 -----------    ------------
Net cash provided by operating activities        $   950,885    $  1,100,326
                                                 -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities               (8,725,539)    (13,387,880)
  Purchase of investment securities AFS             (388,612)       (600,000)
  Proceeds from maturity of investments            3,026,354       7,000,000
  Principal collected on mortgage-backed
    and related securities                         2,872,533       3,279,063
  Net change in loans to customers                (3,922,957)     (2,686,077)
  Proceeds from sale of real estate                   27,674          69,560
  Purchase of office properties and equipment     (1,183,375)       (183,612)
  Purchase of Federal Home Loan Bank Stock          (200,000)       (350,000)
                                                 -----------    ------------
Net cash used in investing activities            $(8,493,922)   $ (6,858,946)
                                                 -----------    ------------

Cash flows from financing activities:
  Net change in deposits                          (1,299,370)         33,158
  Proceeds from borrowed funds                    10,000,000       6,000,000
  Advances from borrowers for taxes & ins.           179,350         231,775
  Proceeds from exercise of stock options             55,370         110,743
  Payments to acquire treasury stock                 (47,813)       (309,756)
  Dividends paid                                    (100,265)       (107,232)
                                                 -----------    ------------
Net cash provided by financing activities        $ 8,787,272    $  5,958,688
                                                 -----------    ------------
Increase in cash                                   1,224,235         200,068

Cash at beginning of period                        1,147,204       1,416,408
                                                 -----------    ------------
Cash at end of period                            $ 2,391,439    $  1,616,476
                                                 ===========    ============
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 3,852,577    $ 3,644,972
    Taxes on income                              $   445,101    $   304,660

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $         0    $         0


                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES

1.   BASIS OF PRESENTATION

The consolidated financial statements for the three and nine
months ended June 30,    1997 are unaudited.  In the opinion of
Management of Mid-Iowa Financial Corp. (the "Registrant" or "Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain
information and footnote disclosure normally      included in
financial statements prepared in accordance with generally accepted accounting principles have been omitted.

2.   ORGANIZATION

The Company was organized as a Delaware corporation in June, 1992, at the direction of Mid-Iowa Savings Bank, F.S.B. (the
Bank) for the purpose of becoming a savings and loan holding company, as part of the conversion from a mutual to a stock institution.

3.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mid-Iowa Security
Corporation and the Bank and its wholly owned     subsidiary,
Center of Iowa Investments, Limited. The principle business activities of Mid-Iowa Security Corporation are the development and sale of real estate and real estate brokerage services. Center of Iowa Investments, Limited, provides credit reporting and collection services, sells investment products, and provides discount securities brokerage. All material intercompany accounts and transactions have been eliminated.

4.   EARNINGS PER SHARE COMPUTATIONS

Earnings per share primary - is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan. Such additional shares are assumed to be issued after the acquisition of shares at the average price per share for the period under the Treasury stock method with the assumed proceeds from exercise of stock options. Such additional shares were 53,574 for the three months ended June 30, 1997, and 19,969 for the nine months ended June 30, 1997.

Earnings per share - fully diluted is computed in a similar manner but using the ending price per share for the period, when applicable. Such additional shares were 70,253 for the three months ended June 30, 1997, and 49,067 for the nine months ended June 30, 1997.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

General

Mid-Iowa Financial Corp. ("Mid-Iowa" or the "Company") was formed in June of 1992 by Mid-Iowa Savings Bank, F.S.B. (the "Bank") to become the thrift institution holding company of the Bank. The acquisition of the bank by the Company was consummated on October 31, 1992, in connection with the Bank's conversion from the mutual to the stock form (the "Conversion").

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

FINANCIAL CONDITION

Total assets increased by $9.7 million to $125.6 million for the nine months ended June 30, 1997, compared to $115.8 million for September 30, 1996. This increase was primarily due to increased lending activity and investment purchases. Total loans receivable increased to $66.0 million at June 30, 1997, from $62.1 million at September 30, 1996. Investment securities increased $3.3 million to $52.5 million at June 30, 1997, from $49.2 million at September 30, 1996. The increase in assets was funded by a $10.0 million increase in borrowed funds from $20.5 million at September 30, 1996, to $30.5 million at June 30, 1997.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

During the nine months ended June 30, 1997, the Company's operating strategy to improve its profitability and capital position continued to emphasize the (i) maintenance of the Company's asset quality, (ii) asset-liability management, (iii) management of operating expenses to improve operating income, and
(iv) expanding loan originations.

COMPARISON OF THREE MONTHS AND NINE MONTH PERIODS ENDED JUNE 30,
1997 AND JUNE 30, 1996

General. The Company's net income increased by $132,000 to $506,000 for the three months ended June 30, 1997 from net income of $374,000 for the same period in 1996 and increased by $373,000 to $1.2 million for the nine months ended June 30, 1997 from net income of $829,000 for the same period in 1996. The primary reason for the increase was an increase of $221,000 in other income for the three and nine month periods ended June 30, 1997. The other income consisted of restitution paid to the Company from certain outside investors found by the Office of Thrift Supervision to have violated the OTS Change in Control Laws and Regulations. This increase was partially offset by an increase in taxes on income of $64,000 and $196,000 for the three and six months period ended June 30, 1997, respectively.

Interest Income. Interest income increased $165,000 to $2.3 million from $2.1 million for the three months ended June 30, 1997, and $564,000 to $6.6 million from $6.0 million for the nine months ended June 30, 1997, primarily as a result of an increase in interest earning assets and an average yield on interest-earning assets to 7.54% at June 30, 1997, from 7.29% at June 30, 1996.

Interest Expense. Interest expense increased $131,000 in the three months ended June 30, 1997, and increased $254,000 to $3.9 million from $3.7 million for the nine months ended June 30, 1997, due primarily to an increase in interest bearing liabilities.

Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $34,000 to $923,000 for the three months ended June 30, 1997, and $310,000 to $2.7 million for the nine months ended June 30, 1997, compared to the same periods in 1996. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) increased to 2.67% and 2.66% from 2.65% and 2.42% for the three and nine month periods ended June 30, 1997, and 1996 respectively. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased to 3.05% and increased to 3.08% for the three and nine month periods ended June 30, 1997, and 1996 respectively from 3.08% to 2.86% from the same periods in 1995.

Nonperforming Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include, but are not limited to, the current and anticipated economic conditions including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of existence and fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $24,000 for the three months ended June 30, 1997, as compared to $9,000 for the three months ended June 30, 1996. The Company's loan loss reserve balance as of June 30, 1997 was $299,000. The September 30, 1996 loan loss reserve balance was $272,000. Total nonperforming assets as of June 30, 1997, were $20,000 or .02% of total assets.

The Company will continue to monitor and adjusts its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. However, although the Company maintains its allowance for loan losses, in view of the continued uncertainties in the economy generally and the regulatory uncertainty pertaining to reserve levels for the thrift industry generally, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional substantial additions to its allowance for losses on loans in the future.

Noninterest Income. Noninterest income increased $216,000 and $405,000 to $555,000 and $1.1 million in the three and nine months ended June 30, 1997 from $340,000 and $745,000 in the same periods for 1996. The increase is primarily due to restitution paid to the Company from certain outside investors found by the Office of Thrift Supervision to have violated the OTS Change in Control Laws and Regulations and from increased commissions income of the real estate brokerage operation conducted through a subsidiary of the Company. As a result, noninterest income generated by the Company's subsidiaries increased to $232,000 and $614,000 compared to $230,000 and $482,000 for the three and nine months ended June 30, 1997 and 1996 respectively.

Noninterest Expense. Noninterest expense increased $39,000 and $116,000 to $686,000 and $2.0 million respectively in the three and nine months ended June 30, 1997, from $647,000 and $1.9 million in the same periods of 1996. This increase was primarily due to an increase in commissions paid in the company's subsidiary operations. Noninterest expense attributable to the Company's subsidiaries increased to $205,000 and $519,000 compared to $164,000 and $424,000 for the three and nine months ended June 30, 1997 and 1996 respectively.

Income Taxes.  Income taxes for the three and nine months ended
June 30, 1997, increased to $362,000 and $614,000 from $198,000 and $418,000 in the same periods for 1996 due to a $132,000 and $373,000 increase in income before taxes for the same three and nine months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCE

The Bank's sources of funds are deposits, sales of mortgage loans, amortization and repayment of loan principal and mortgage-backed and related securities and, to a lesser extent, maturation of investments and funds from other operations. While maturing investments are predictable, deposit flows and loan repayments are influenced by interest rates, general economic conditions, and competition making them less predictable. The Bank attempts to price its deposits to achieve its asset/liability objectives and will from time to time supplement deposits with longer term and/or less expensive alternative sources of funds including FHLB advances.

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits U.S. government and certain corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At June 30, 1997, the amount of the Company's liquidity was $4.4 million, resulting in a liquidity ratio of 5.0%. At September 30, 1996, the Bank's liquid assets (as defined) totalled $10.0 million resulting in a liquidity ratio of 9.6%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand,
(ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short term government and agency obligations. If the Bank requires additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements. At June 30, 1997, the Bank had outstanding advances from the FHLB of Des Moines in the amount of $30.5 million and had the capacity to borrow up to an additional $15 million.

The Bank uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

Under the Financial Institutions Reform, Recovery and Enforcement
Act of 1989 ("FIRREA"), the capital requirements applicable to all savings institutions, including the Bank, were substantially increased.

At June 30, 1997, the Bank had tangible and core capital of $9.4 million, or 7.57% of adjusted total assets, which was approximately $7.5 million and $5.6 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets in effect on that date. On June 30, 1997, the Bank had risk-based capital of $9.7 million (including $9.4 million in core capital), or 19.1% of risk-weighted assets of $50.5 million.
This amount was $5.6 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with the fully phased-in capital requirements.

The Company has declared a cash divided of $.02 per share for the quarters ended December 31, 1996, March 31, 1997 and June 30,
1997.

                         PART II

                     OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business.
In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2.  Changes in Securities
         ---------------------
Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Not applicable.

ITEM 5.  Other Information
         -----------------
Not applicable.

ITEM 6.  Exhibits and Reports and Form 8-K
         ---------------------------------
(a) The statement regarding computation of per share earnings is attached hereto as Exhibit 11 and summary financial information is attached hereto as Exhibit 27.

(b)  None.

                   MID-IOWA FINANCIAL CORP.

                      INDEX OF EXHIBITS

Exhibits                                                   Page
--------                                                   ----
11.  Statement regarding computation of per
     share earnings.                                        13

27.  Financial Data Schedule                                14

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