Form 10KSB40
period 1997-09-30
MID IOWA FINANCIAL CORP/IA
filed 1997-12-24
CIK 889134

_________________________________________________________________

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                        --------------------
                          FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended September 30, 1997
                           OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _________ to __________

     Commission file number 0-20464

                   MID-IOWA FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                            42-1389053
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

123 WEST SECOND STREET NORTH, NEWTON, IOWA          50208
----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(515) 792-6236

Securities Registered Pursuant to Section 12(b) of the Act:

                         None

Securities Registered Pursuant to Section 12(g) of the Act:

            Common Stock, par value $.01 per share
            --------------------------------------
                     (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES  X    NO

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year ended
September 30, 1997 were $10.4 million.

     As of December 12, 1997, the Registrant had issued and outstanding 1,711,380 net shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing price of such stock on the Nasdaq Market as of December
12, 1997, was $14.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

          DOCUMENTS INCORPORATED BY REFERENCE

     PART II of Form 10-KSB--Portions of 1997 Annual Report to
Stockholders.

     PART III of Form 10-KSB--Portions of Proxy Statement for
the 1998 Annual Meeting of Stockholders.
================================================================

                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------
GENERAL

     Mid-Iowa Financial Corp. (the "Company" or "Mid-Iowa") is a Delaware corporation which was organized in 1992 by Mid-Iowa Savings Bank, FSB (the "Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on October 13, 1992, in connection with the completion of the Bank's conversion from the mutual to the stock form of organization (the "Conversion").
The Company issued 408,000 (not restated for stock dividends) shares of Common Stock at a price of $10.00 per share in the Conversion. The Bank was initially chartered as an Iowa state chartered savings and loan association in 1913. The Bank converted to a federal mutual charter in 1991 and changed its name to Mid-Iowa Savings Bank, FSB. The Bank amended its charter in October 1992 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated refer to the Bank and its subsidiaries on a consolidated basis. The Company's Common Stock is quoted on the Nasdaq System under the symbol "MIFC".

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

     Mid-Iowa's primary market area of Jasper County and West Des Moines, Iowa is serviced by its two offices in Newton and offices in Baxter, Colfax, Monroe, Prairie City and West Des Moines. The Company opened a branch facility in West Des Moines, Iowa in September of 1997. At September 30, 1997, Mid-Iowa had assets of $128.0 million, deposits of $89.4 million and stockholders' equity of $12.1 million.

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

     Mid-Iowa has been, and intends to continue to be, a financial corporation that offers a variety of financial services to meet the needs of the families in the communities it serves. The Company attracts retail deposits from the general public and uses such deposits, together with borrowings and other funds, to invest in primarily one- to four-family residential mortgage loans and mortgage-backed and related securities, and to a lesser extent, consumer, commercial real estate, and commercial business loans. Most loans are presently originated in the Company's primary market area, Jasper County and West Des Moines, Iowa; to a lesser extent loans are also originated in other parts of Iowa, including Des Moines and Cedar Rapids, Iowa, as well as Omaha, Nebraska. See "-- Lending Activities" and "-- Non-Performing Assets and Classified Loans."

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

     Mid-Iowa's main office is located at 123 West Second
Street North, Newton, Iowa.  The Company's telephone number is
(515) 792-6236.

MARKET AREA

     Mid-Iowa offers a range of retail banking services primarily to the residents of Jasper County and West Des Moines, Iowa, through the Company's two offices located in Newton and offices in Baxter, Colfax, Monroe, Prairie City and West Des Moines. Mid-Iowa considers its primary market area to be Jasper County and West Des Moines.

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

     At September 30, 1997, 86% of the Company's real estate mortgage loans (excluding mortgage-backed and related securities) were secured by properties located in Iowa. The remaining loans, a mix of single family and commercial real estate loans, are primarily located throughout the United States, including the midwest, the northwest, the middle-Atlantic states, and the pacific northwest. At September 30, 1997, all of these out-of-state loans and loan participations were performing in accordance with their repayment terms. See "- Non-Performing Assets and Classified Assets" and "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed and Related Securities."

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

     While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, it also originates consumer, commercial real estate, commercial business, and a limited amount of residential construction loans in its primary market area. At September 30, 1997, the Company's gross real estate loan and mortgage-backed and related securities portfolio totaled $57.6 million, of which $46.1 million were comprised of one- to four- family first mortgage loans and $30.5 million were comprised of mortgage-backed and related securities held for investment and available for sale.

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

     The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000.
See "Regulation -- Federal Regulation of Savings Associations." At September 30, 1997, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $1.4 million. At September 30, 1997, the Company had no loans with outstanding balances in excess of this amount. At September 30, 1997, the principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.1 million which consisted of one commercial real estate loan secured by property located in the Company's primary market area. Each of these loans was performing in accordance with its respective repayment terms at September 30, 1997. At that date, there were no other loans with a principal balance in excess of $500,000.

     Loan Portfolio Composition. The following information sets forth the composition of the Company's loan and mortgage-backed and related securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses on loans) as of the dates indicated.

                                                    At September 30,
                                    ---------------------------------------------------
                                         1997            1996               1997
                                    ---------------  ---------------   ----------------
                                    Amount      %    Amount      %     Amount       %
                                    ------    -----  ------    -----   ------      ----
                                                 (Dollars in thousands)
Real Estate Loans and mortgage-
 backed and related securities:
 One- to four-family . . . . . . . $46,107    47.2%   $45,986   50.4%  $45,293    51.6%
 Commercial. . . . . . . . . . . .  10,150    10.4      7,708    8.5     5,151     5.9
 Construction. . . . . . . . . . .   1,339     1.4        884    1.0       919     1.0
 Mortgage-backed securities held
  for sale . . . . . . . . . . . .   4,368     4.5      4,373    4.8       837     1.0
 Mortgage-backed and related
  securities . . . . . . . . . . .  26,180    26.8     23,974   26.3    28,139    32.1
     Total real estate loans
      and mortgage-backed and
      related securities held
      for investment . . . . . . .  88,144    90.3     82,925   90.9    80,339    91.6
                                   -------  ------    -------  -----   -------   -----
Other Loans:
-----------
 Consumer Loans:
  Second mortgage. . . . . . . . .   4,498     4.6      3,143    3.4     2,847     3.2
  Automobile . . . . . . . . . . .   1,407     1.4      1,342    1.5     1,377     1.6
  Home equity. . . . . . . . . . .   1,177     1.2        740     .8       483      .5
  Student. . . . . . . . . . . . .     306      .3        479     .5       537      .6
  Unsecured. . . . . . . . . . . .     175      .2        161     .2       163      .2
  Deposit account. . . . . . . . .     181      .2        142     .2       186      .2
  Other. . . . . . . . . . . . . .     351      .4        297     .3        84      .1
                                   -------  ------    -------  -----   -------   -----
     Total consumer loans. . . . .   8,095     8.3      6,304    6.9     5,677     6.4
 Commercial business loans . . . .   1,394     1.4      1,982    2.2     1,723     2.0
                                   -------  ------    -------  -----   -------   -----
     Total other loans . . . . . .   9,489     9.7      8,286    9.1     7,400     8.4
                                   -------  ------    -------  -----   -------   -----
   Total loans and mortgage-
    backed and related
    securities. . . .  . . . . . .  97,633   100.0%    91,211  100.0%   87,739   100.0%
                                             =====             =====             =====
Less:
----
 Loans in process. . . . . . . . .     276                550              598
 Deferred fees and discounts . . .      89                 72               71
 Allowance for losses on loans . .     302                274              248
                                   -------            -------          -------
   Total loans and mortgage-
    backed securities receivable,
    net . . . . . . . . . . . . .  $96,966            $90,315          $86,822
                                   =======            =======          =======

     The following table shows the composition of the Company's loan and mortgage-backed and related securities portfolios by fixed and adjustable rate at the dates indicated.


                                                    At September 30,
                                    ---------------------------------------------------
                                         1997            1996               1997
                                    ---------------  ---------------   ----------------
                                    Amount      %    Amount      %     Amount       %
                                    ------    -----  ------    -----   ------      ----
                                                 (Dollars in thousands)
Fixed-Rate Loans:
 Real Estate:
  One- to four-family. . . . . . . $15,526    15.9%  $12,340    13.5%  $15,831    18.0%
  Commercial . . . . . . . . . . .   5,280     5.4     6,319     6.9     2,590     3.0
  Mortgage-backed and related
    securities . . . . . . . . . .   2,256     2.3     1,873     2.1     3,008     3.4
     Total fixed-rate real estate
      loans and mortgage-backed
      and related securities . . .  23,062    23.6    20,532    22.5    21,429    24.4
 Consumer. . . . . . . . . . . . .   6,918     7.1     5,403     5.9     5,194     5.9
 Commercial business . . . . . . .   1,394     1.4     1,982     2.2     1,723     2.0
     Total fixed-rate loans and
      mortgage-backed and
      related securities. . . . . . 31,374    32.1    27,917    30.6    28,346    32.3

Adjustable-Rate Loans:
 Real estate:
  One- to four-family. . . . . . .  30,581    31.3    33,646    36.9    29,462    33.6
  Commercial . . . . . . . . . . .   4,870     5.0     1,389     1.5     2,561     2.9
  Construction . . . . . . . . . .   1,339     1.4       884     1.0       919     1.0
  Mortgage-backed securities
    held for sale. . . . . . . . .   4,368     4.5      4,373    4.8       837     1.0
  Mortgage-backed and related
    securities held for
    investment . . . . . . . . . .  23,924    24.5     22,101   24.2    25,131    28.6
                                   -------   -----    -------  -----   -------   -----
    Total adjustable-rate real
      estate loans and mortgage-
      backed and related
      securities . . . . . . . . .  65,082    66.7     62,393   68.4    58,910    67.1
                                   -------   -----    -------  -----   -------   -----
 Consumer. . . . . . . . . . . . .   1,177     1.2        901    1.0       483      .6
                                   -------   -----    -------  -----   -------   -----
    Total adjustable-rate loans
      and mortgage-backed and
      related securities . . . . .  66,259    67.9     63,294   69.4    59,393    67.7
                                   -------   -----    -------  -----   -------   -----
    Total loans and mortgage-
      backed and related
      securities . . . . . . . . .  97,633   100.0%    91,211  100.0%   87,739   100.0%
                                   -------   =====    -------  =====   -------   =====
Less:
 Loans in process. . . . . . . . .     276                550              598
 Deferred fees and discounts . . .      89                 72               71
 Allowance for losses on loans . .     302                274              248
                                   -------            -------          -------
   Total loans and mortgage-
     backed securities receivable,
     net. . . . . . . . . . . . .  $96,966            $90,315          $86,822
                                   =======            =======          =======

     The following schedule illustrates the interest rate sensitivity of the Company's gross loan and mortgage-backed and related securities portfolio at September 30, 1997. Mortgages and mortgage-backed and related securities which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                           Real Estate
             -------------------------------------
              One- to four-family
                 and mortgage-
              backed securities      Commercial       Construction        Consumer          Business         Total
             -------------------  ---------------- -----------------  ----------------  ---------------- --------------
                       Weighted           Weighted          Weighted          Weighted          Weighted       Weighted
                       Average            Average           Average           Average           Average         Average
             Amount     Rate     Amount    Rate    Amount     Rate    Amount    Rate    Amount   Rate    Amount   Rate
             ------------------- ----------------- -----------------  ----------------  ---------------- --------------
Due During
Years Ending
September 30,
-------------
1998 (1). . . $ 1,279    7.27%   $   256    9.39%  $1,339     8.95%   $1,799    9.08%   $   70    9.36%  $ 4,743  8.58%
1999 and 2000   2,872    8.08        587    9.40       --              4,133    8.82       161    9.41     7,753  8.60
2001 and 2002   3,350    9.22        702    8.69       --              2,163    9.02       194    8.70     6,409  9.08
2003 and 2007  11,021    8.48      2,413    8.87       --                 --               679    8.50    14,113  8.55
2008 and 2017  39,984    7.70      6,192    8.88       --                 --               290    8.90    46,466  7.86
2018 and
  thereafter   18,149    7.62         --      --       --                 --                --            18,149  7.62
              -------            -------           ------             ------            ------           -------
              $76,655            $10,150           $1,339             $8,095            $1,394           $97,633
              =======            =======           ======             ======            ======           =======

___________
(1)   Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans and mortgage-backed securities due after September 30, 1998 which have predetermined interest rates is $29.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $63.0 million.

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents, builders and loan brokers. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. See "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed and Related Securities." At September 30, 1997, the Company's one- to four-family residential mortgage loans and mortgage-backed and related securities (all of which are collateralized by one- to four-family loans) totaled $76.7 million, or approximately 78.5%, of the Company's gross loan and mortgage-backed and related securities portfolio.

     The Company currently originates fixed-rate monthly payment loans and ARM loans. During the year ended September 30, 1997, the Company originated $8.3 million of fixed-rate real estate loans. During the same period, the Company originated $3.9 million of adjustable-rate, one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are primarily in its market area.

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

     Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences and, on rare occasions, to builders for the construction of single family homes in the Company's primary market area. At September 30, 1997, the
Company had $1.3 million of outstanding construction loans.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six to 12 months. During the construction phase, the borrower pays interest only. These construction loans have rates and terms which match the one- to four-family permanent loans then offered by the Company, except that a higher loan fee is typically charged to the construction borrower. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1997, the Company had six construction loans for one- to four-family residences totaling $724,000 and two construction loans for commercial real estate totaling $615,000.

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

     At September 30, 1997, the Company's holdings of mortgage-backed and related securities, including those available for sale, totaled $30.5 million, or 31.3%, of the Company's gross loan and mortgage-backed and related securities portfolio. Consistent with the Company's asset/liability policy, most of the mortgage-backed and related securities purchased by the Company in recent periods carry adjustable interest rates or are for short or intermediate effective terms.

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

     The following table sets forth the balance outstanding on the Company's mortgage-backed and related securities at the dates indicated.

                                                     At September 30,
                                            -------------------------------
                                             1997         1996        1995
                                            ------       ------      ------
                                                   (In thousands)
Federal Home Loan Mortgage Corporation . . . $ 1,788     $ 1,163     $ 1,573
Federal National Mortgage Association. . . .   5,360       6,251       7,268
Government National Mortgage Association . .  14,004      10,785      12,125
Collateralized Mortgage Obligations. . . . .   9,396      10,148       8,010
                                             -------     -------     -------
    Total. . . . . . . . . . . . . . . . . . $30,548     $28,347     $28,976
                                             =======     =======     =======

     Commercial Real Estate Lending. The Company has from time to time engaged in commercial real estate lending, including multi-family lending, in its market area and has purchased whole commercial loans and participation interests in loans from other financial institutions secured by properties located in Iowa, Colorado, Tennessee and Wisconsin. At September 30, 1997, the Company had $10.1 million of commercial real estate loans, which represented 10.4% of the Company's gross loan and mortgage-backed and related securities portfolio. At September 30, 1997, all of the Company's commercial real estate portfolio was performing in accordance with its terms. At September 30, 1997, 73% of the Company's commercial real estate loan portfolio was secured by properties located in the State of Iowa.

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

     Consumer Lending. Mid-Iowa offers a variety of secured consumer loans, including home equity, second mortgage (including home improvement) and automobile loans and loans secured by savings deposits. In addition, Mid-Iowa offers other secured and unsecured consumer loans, including Visa and Mastercard credit cards. At September 30, 1997, the Company's consumer loan portfolio totaled $8.1 million, or 8.3%, of its gross loan and mortgage-backed and related securities portfolio. The Company currently originates most of its consumer loans in its primary market area. The Company originates consumer loans on both a direct and indirect basis. Direct loans are made when the Company extends credit directly to the borrower. Indirect loans are obtained when the Company purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by Mid-Iowa is with selected automobile dealers located in the Company's lending area. The Company underwrites each indirect loan in accordance with its normal consumer loan standards.

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

     The largest component of Mid-Iowa's consumer loan portfolio consists of second mortgage loans. At September 30, 1997, second mortgage loans totaled $4.5 million, or approximately 4.6%, of the Company's gross loan and mortgage-backed and related securities portfolio. Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven years.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1997, $17,000, or .21%, of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

     Commercial Business Lending. The Company originates a limited number of commercial business loans. At September 30, 1997, approximately $1.4 million, or 1.4%, of the Company's total loans and mortgage-backed and related securities portfolio was comprised of commercial business loans. Mid-Iowa's commercial business lending activities consist primarily of loans to agricultural borrowers in its primary market area.

     The Company recognizes the generally increased risks associated with commercial business lending. Mid-Iowa's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of Mid-Iowa's credit analysis.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are generally secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1997, all of Mid-Iowa's commercial business loan portfolio was performing in accordance with its terms.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS AND
MORTGAGE-BACKED AND RELATED SECURITIES

     Real estate loans are primarily originated by Mid-Iowa's staff of salaried loan officers. In addition, Mid-Iowa originates residential loans through brokers secured by properties located in Des Moines and Cedar Rapids, Iowa, Omaha, Nebraska and other markets. While these brokers underwrite these loans pursuant to the Company's underwriting guidelines, the Company reviews the underlying documentation and relies on its own underwriting process in determining whether to grant or deny a loan.

     While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon the relative customer demand for loans in its market.
Demand is affected by the interest rate environment.

     Mid-Iowa has a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed and related securities which it purchases and holds for investment consistent with its asset/liability objectives. At September 30, 1997, mortgage-backed and related securities, including securities held for sale, totaled $30.5 million, or 31.3% of Mid-Iowa's total loan and mortgage-backed and related securities portfolio. See
"- Mortgage-backed and related securities."

     At September 30, 1997, the Company had 17 groups of whole loans and loan participations totaling $6.7 million secured by property located outside the Company's primary market area. These loans and participation interests are secured by properties located in the midwest, the northwest, the middle-Atlantic states and pacific northwest. At September 30, 1997, none of these loans was included in the Company's non-performing assets as a non-performing loan. See "- Non-Performing Assets and Classified Assets."

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

     With the exception of FHA and VA loans, when loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of servicing fees received by the Company varies but is generally calculated on the basis of the outstanding principal amount of the loans serviced. The servicing fee is earned and recognized as income as loan payments are received. The Company services for others mortgage loans that it originated and sold amounting to approximately $2.4 million at September 30, 1997.

     In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                     At September 30,
                                            -------------------------------
                                             1997         1996        1995
                                            -----        ------      ------
                                                   (In thousands)

Originations by type:
 Adjustable rate:
  Real estate - one- to four-family. . . . . $ 3,944    $ 7,397     $ 2,879
              - commercial . . . . . . . . .      --         80       1,453
  Non-real estate consumer . . . . . . . . .   1,117        630         204
         Total adjustable-rate . . . . . . .   5,061      8,107       4,536
 Fixed rate:
  Real estate - one- to four-family. . . . .   5,977      4,149       6,539
                    - commercial . . . . . .   2,284      2,155         778
  Non-real estate - consumer . . . . . . . .   5,602      3,831       1,764
                  - commercial business. . .   2,137      2,535         578
         Total fixed-rate. . . . . . . . . .  16,000     12,670       9,659
         Total loans originated. . . . . . .  21,061     20,777      14,195

Purchases:
 Fixed rate mortgage-backed and
   related securities. . . . . . . . . . . .   1,010         --          --
 Adjustable rate mortgage-backed and
   related securities. . . . . . . . . . . .   4,861      3,937       1,187
         Total purchased . . . . . . . . . .   5,871      3,937       1,187

Sales and Repayments:
--------------------
  Real estate loans. . . . . . . . . . . . .      --      2,415       1,371
  Mortgage-backed and related  securities. .      --         --          --
         Total sales . . . . . . . . . . . .      --      2,415       1,371
  Principal repayments . . . . . . . . . . .  20,965     18,822      11,011
         Total reductions. . . . . . . . . .  20,965     21,237      12,382
  Increase (decrease) in other items, net. .     684         16        (795)
                                             -------    -------     -------
         Net increase. . . . . . . . . . . . $ 6,651    $ 3,493     $ 2,205
                                             =======    =======     =======

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

     The following table sets forth information concerning delinquent mortgage and other loans at September 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of loans in the related portfolio.

                                                     Loans Delinquent For:

                       -------------------------------------------------------------------------------
                              30-59 days                  60-89 days               90 days and over
                       -------------------------    -----------------------    -----------------------
                       Number   Amount   Percent    Number  Amount  Percent    Number  Amount  Percent
                       -------------------------    -----------------------    -----------------------
                                                     (Dollars in thousands)
One- to four-family. . .   17   $1,029   2.23%        --    $  --     -- %       --    $ --    --%
Consumer . . . . . . . .   28      145   1.79         10        9    .11          4      17   .21
                         ----   ------              ----    -----              ----    ----
Total. . . . . . . . . .   45   $1,174   2.17%        10    $   9    .02%         4    $ 17   .03%
                         ====   ======              ====    =====              ====    ====

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

                                                       At September 30,
                                        --------------------------------------------
                                          1997     1996     1995     1994     1993
                                        -------- -------- -------- -------- --------
                                                   (Dollars in Thousands)
Non-performing assets
Non-accruing loans:
 One- to four-family . . . . . . .       $  --   $ 142    $ 138    $  --   $   --
 Commercial real estate. . . . . .          --      --       --       --       --
 Consumer. . . . . . . . . . . . .          17       9        3       33       17
                                         -----   -----    -----    -----   ------
   Total . . . . . . . . . . . . .          17     151      141       33       17
                                         -----   -----    -----    -----   ------
Foreclosed assets:
 One- to four-family . . . . . . .          --      --       --       --      172
 Commercial real estate. . . . . .          --      --       --       --       --
                                         -----   -----    -----    -----   ------
   Total . . . . . . . . . . . . .          --      --       --       --      172
                                         -----   -----    -----    -----   ------

   Total non-performing assets . .       $  17  $  151    $ 141    $  33   $  189
                                         =====  ======    =====    =====   ======
Total non-performing assets as a
   percentage of total assets. . .         .01%    .13%     .13%     .03%     .20%
                                         =====  ======    =====    =====   ======

     For the year ended September 30, 1997, net interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3,200. No interest income was recognized on such loans for the year ended September 30, 1997.

     Non-accruing loans. As of September 30, 1997, the Company had $17,000 in net book value of non-accruing loans consisting primarily of consumer loans.

     Foreclosed Assets. The Company had no foreclosed real estate owned at September 30, 1997.

     Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of September 30, 1997 there was also an aggregate of $127,000 in net book value of loans classified by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The balance of these loans "of concern" consisted of consumer loans.

     As of September 30, 1997, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

     In accordance with its classification of assets policy, the Company regularly reviews the loans and other assets in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at September 30, 1997, the Company had classified $121,000 of its assets as substandard, no assets classified as doubtful and $23,000 of assets classified as loss. Such classified assets at September 30, 1997 included $17,000 of non-performing loans and $127,000 of the other loans of concern, discussed above.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances are the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1997, the Company had a total allowance for losses on loans of $302,000, or .45%, of total loans (excluding mortgage-backed and related securities). See "Regulation - Federal Regulation of Savings Associations".

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                               Year Ended September 30,
                                            -------------------------------
                                             1997         1996        1995
                                            -----        ------      ------
                                                   (In thousands)
Balance at beginning of period. . . . . . . $273,819     $248,028   $253,306

Charge-offs:
  One- to four-family. . . . . . . . . . . .      --           --         --
  Commercial . . . . . . . . . . . . . . . .      --           --         --
  Consumer . . . . . . . . . . . . . . . . .  54,387       19,390     44,707
                                            --------     --------   --------
 Total Chargeoffs. . . . . . . . . . . . . .  54,387       19,390     44,707
                                            --------     --------   --------

Recoveries:
  One- to four-family. . . . . . . . . . . .      --           --         --
  Consumer . . . . . . . . . . . . . . . . .   1,520        9,181      6,429
  Total Recoveries . . . . . . . . . . . . .   1,520        9,181      6,429
Net charge-offs. . . . . . . . . . . . . . .  52,867       10,209     38,278
Additions charged to operations. . . . . . .  81,000       36,000     33,000
                                            --------     --------   --------
Balance at end of period . . . . . . . . . .$301,952     $273,819   $248,028
                                            ========     ========   ========

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period. . . . . . . . . . . . .      .09%         .02%       .07%

Allowance for loan losses to  total
 non-performing assets  at end of period. . 1,776.19       181.34     175.91

Allowance for loan losses to non-performing
 loans at end of period. . . . . . . . . .  1,766.19       181.34     175.91

Allowance for loan losses to total loans
 at end of  period . . . . . . . . . . . .       .45          .44        .43

                             14

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                 At September 30,
                                    ----------------------------------------------------------------------
                                         1997                       1996                    1997
                                    ---------------------   ---------------------   ---------------------
                                              Percent of              Percent of              Percent of
                                              Loans in                Loans in                Loans in
                                              Category to             Category to             Category to
                                    Amount    Total Loans    Amount   Total Loans    Amount   Total Loans
                                    ---------------------    ---------------------   ---------------------
                                                             (Dollars in thousands)
One- to four-family. . . . . . .    $160,142   68.73%       $139,173   73.17%       $143,383    77.08%
Commercial real estate . . . . .      55,869   15.13          50,943   12.26          45,560     8.77
Construction or development. . .       1,000    2.00           1,000    1.41           1,000     1.56
Consumer . . . . . . . . . . . .      73,399   12.07          68,571   10.03          53,121     9.66
Commercial  business . . . . . .      11,542    2.08          14,132    3.13           4,964     2.93
                                    --------  ------        --------  ------        --------   ------
    Total. . . . . . . . . . . .    $301,952  100.00%       $273,819  100.00%       $248,028   100.00%
                                    ========  ======        ========  ======        ========   ======

INVESTMENT ACTIVITIES

     Mid-Iowa must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of September 30, 1997, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.5%. See "Regulation - Liquidity."

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

     At September 30, 1997, the Company's interest-bearing deposits in other financial institutions totaled $3.1 million, or 2.4% of its total assets, and investment securities totaled $22.2 million, or 17.3% of its total assets. As of such date, the Company also had a $1.7 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At September 30, 1997, the average term to maturity or repricing of the investment securities portfolio was 4.1 years.

     OTS regulations restrict investments in corporate debt and equity securities by the Company. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% the Company's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled approximately $1.8 million as of September 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Company's investment activities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                    At September 30,
                                    --------------------------------------------------
                                         1997            1996               1997
                                    ---------------  ---------------   ---------------
                                    Book      % of   Book      % of    Book      % of
                                    Value     Total  Value     Total   Value     Total
                                    ------    -----  ------    -----   ------    ----
                                                 (Dollars in thousands)
Interest-bearing deposits with
 other financial institutions. . .  $ 3,445  100.00%  $   810  100.0%   $ 1,174   100.0%
                                    =======  ======   =======  =====    =======   =====
Investment securities:
 Federal agency obligations. . . .  $18,974   79.55%  $17,991   81.1%   $13,929    78.7%
 State and local government
   obligations . . . . . . . . . .    3,227   13.53     2,867   12.9      2,858    16.2
                                    -------  ------   -------  -----    -------   -----
     Subtotal. . . . . . . . . . .   22,201   93.08    20,858   94.0     16,787    94.9

FHLB stock . . . . . . . . . . . .    1,650    6.92     1,325    6.0        900     5.1
                                    -------  ------   -------  -----    -------   -----
Total investment securities
   and FHLB stock. . . . . . . . .  $23,851  100.00%  $22,183  100.0%   $17,687   100.0%

Average remaining life or term to
 repricing, excluding FHLB stock
 and other marketable equity
 securities. . . . . . . . . . . .  4.1 years          3.8 years        3.3 years

     The composition and maturities of the investment securities portfolio, excluding FHLB of Des Moines stock are indicated in the following table.


                                                                 At September 30,
                                    ---------------------------------------------------------------------------
                                       1 Year      1 to 5     5 to 10      Over            Total Investment
                                      or Less      Years       Years      10 Years            Securities
                                    ----------  ----------   ----------   ----------   ------------------------
                                    Book Value  Book Value   Book Value   Book Value   Book Value  Market Value
                                    ----------  ----------   ----------   ----------   ----------  ------------
                                                             (Dollars in thousands)
Federal agency obligations. .$4,949    $6,608     $7,417    $  --     $18,974   $19,018
State and local government
  obligations . . . . . . . .   312     1,040      1,875       --       3,227     3,378
                             ------    ------     ------    -----     -------   -------
Total investment securities .$5,261    $7,648     $9,292    $  --     $22,201   $22,396
                             ======    ======     ======    =====     =======   =======
Weighted average yield . . .   7.62%     6.17%      6.41%      --%       6.61%
                             ======    ======     ======    =====     =======

     The Company's investment securities portfolio at September 30, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the United States Government, or its agencies.

     Mid-Iowa's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and implemented by its Investment Committee, consisting of the Company's President and Treasurer. At the present time, Mid-Iowa does not have any investments that are held for trading purposes.

     The OTS maintains guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed and related securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity. As of September 30, 1997, the Company held $26.2 million and $22.2 million, respectively, of principal amount of mortgage-backed and related securities and investment securities which the Company intends to hold until maturity. As of such date, these securities had a market value of $26.5 million and $22.4 million, respectively.

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

     The following table sets forth the savings flows at the Company during the periods indicated.

                                               Year Ended September 30,
                                            -------------------------------
                                             1997         1996        1995
                                            -----        ------      ------
                                                   (In thousands)
Opening balance. . . . . . . . . . . . . . . $ 82,872    $ 78,671    $78,883
Deposits . . . . . . . . . . . . . . . . . .  165,470     130,584     95,445
Withdrawals. . . . . . . . . . . . . . . . .  161,419     128,746     97,865
Interest credited. . . . . . . . . . . . . .    2,455       2,363      2,208
                                             --------    --------    -------
Ending balance . . . . . . . . . . . . . . . $ 89,378    $ 82,872    $78,671
                                             ========    ========    =======
Net increase (decrease). . . . . . . . . . . $  6,506    $  4,201    $  (212)
                                             ========    ========    =======
Percent increase (decrease). . . . . . . . .     7.85%       5.34%      (.27)%
                                             ========    ========    =======

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                    At September 30,
                                    ---------------------------------------------------
                                         1997            1996               1997
                                    ---------------  ---------------   ----------------
                                    Amount      %    Amount      %     Amount       %
                                    ------    -----  ------    -----   ------      ----
                                                 (Dollars in thousands)
Interest Rate Range:
-------------------
Market Rate Accounts . . . . . . . $17,572    19.66  $13,421   16.10%  $ 4,735    6.01%
Passbook Accounts 2.15-2.25% . . .   5,798     6.49    6,050    7.30     6,668    8.48
NOW Accounts 1.02-1.05%. . . . . .   5,992     6.70    4,951    6.07     4,457    5.67
                                   -------   ------  -------  ------   -------  ------
Total Non-Certificates . . . . . .  29,362    32.85   24,422   29.47    15,860   20.16
                                   -------   ------  -------  ------   -------  ------
Certificates of Deposit:
 0.00 -  3.99% . . . . . . . . . .   4,590     5.14    6,408    7.73     7,693    9.78
 4.00 -  5.99% . . . . . . . . . .  43,982    49.21   49,285   59.47    24,988   31.76
 6.00 -  7.99% . . . . . . . .      11,444    12.81    2,756    3.33    30,120   38.29
 8.00 -  9.99% . . . . . . . .          --       --        1      --        10     .01
                                   -------   ------  -------  ------   -------  ------
Total Certificates of Deposit       60,016    67.15   58,450   70.53    62,811   79.84
                                   -------   ------  -------  ------   -------  ------
Total Deposits . . . . . . . .     $89,378   100.00% $82,872  100.00%  $78,671  100.00%
                                   =======   ======  =======  ======   =======  ======


     The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1997.

                                    0.00-     4.00-    6.00-    8.00-            Percent
                                    3.99%     5.99%    7.99%    9.99%   Total   of Total
                                    -----     -----    -----    -----   -----   --------
                                                 (Dollars in thousands)
December 31, 1997. . . . . . . .    $1,459    $15,359  $ 3,110   $  --  $19,928   33.21%
March 31, 1998 . . . . . . . . .     1,372     13,211    1,997      --   16,580   27.63
June 30, 1998. . . . . . . . . .       687      4,640    1,085      --    6,412   10.68
September 30, 1998 . . . . . . .       980      2,452    2,041      --    5,473    9.12
December 31, 1998. . . . . . . .        15      1,285      256      --    1,556    2.59
March 31, 1999 . . . . . . . . .        39      1,177      750      --    1,966    3.28
June 30, 1999. . . . . . . . . .        37        755    1,359      --    2,151    3.58
September 30, 1999 . . . . . . .         1      1,351       80      --    1,432    2.39
December 31, 1999. . . . . . . .        --        527       67      --      594     .99
March 31, 2000 . . . . . . . . .        --        753      106      --      859    1.43
June 30, 2000. . . . . . . . . .        --        563       --      --      563     .94
September 30, 2000 . . . . . . .        --        384       15      --      399     .66
December 31, 2000. . . . . . . .        --        158        4      --      162     .27
Thereafter . . . . . . . . . . .        --      1,366      574      --    1,940    3.23
                                    ------    -------  -------   -----  -------  ------
     Total . . . . . . . . . . .    $4,590    $43,982  $11,444   $  --  $60,016  100.00%
                                    ======    =======  =======   =====  =======  ======
     Percent of total. . . . . .       7.65%    73.28%   19.07%     --%
                                    ======    =======  =======   =====

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of September 30, 1997.

                                           Over      Over
                              3 Months    3 to 6    6 to 12      Over
                              or Less     Months     Months    12 Months   Total
                              --------    ------    -------    ---------   -----
                                      (Dollars in thousands)
Certificates of deposit less
  than $100,000. . . . . . . . $15,077    $12,825   $11,331    $11,056    $50,289
Certificates of deposit of
  $100,000 or more . . . . . .   4,063      2,155       423        566      7,207
Public funds (1) . . . . . . .     789      1,600       131         --      2,520
                               -------    -------   -------    -------    -------
Total certificates of
  deposit. . . . . . . . . . . $19,929    $16,580   $11,885    $11,622    $60,016
                               =======    =======   =======    =======    =======

_______________
(1) Deposits from governmental and other public entities.

     The following tables sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.

                                               Year Ended September 30,
                                            -------------------------------
                                             1997         1996        1995
                                            -----        ------      ------
                                                   (In thousands)
Maximum Balance:
FHLB advances and other borrowings . . . . . $25,000     $20,500     $18,000

Average Balance:
FHLB advances and other borrowings . . . . . $27,625     $19,250     $14,375

Weighted average interest rate of
  FHLB advances. . . . . . . . . . . . . . .    5.64%       5.61%       5.78%

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                               Year Ended September 30,
                                            -------------------------------
                                             1997         1996        1995
                                            -----        ------      ------
                                                   (In thousands)
FHLB advances. . . . . . . . . . . . . . . . $25,000    $20,500      $18,000
                                             -------    -------      -------
  Total borrowings . . . . . . . . . . . . . $25,000    $20,500      $18,000
                                             =======    =======      =======
Weighted average interest rate
  of FHLB advances . . . . . . . . . . . . .    5.70%      5.64%        5.94%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $2.6 million at September 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in and loans to its service corporations was approximately $116,000. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     Center of Iowa Investments ("CII"), the Bank's wholly owned subsidiary, markets mutual funds, annuities, and discount securities brokerage services to the Company's customer. CII recognized net income of $23,000, for the 1997 fiscal year.

     In addition to the Bank, the Company directly owns Mid-Iowa Security, which conducts real estate brokerage services and owns Quail Ridge development, a single-family residential development located in Newton, Iowa, consisting of 36 developed residential lots and 15 acres of additional land. At September 30, 1997, one residential lot and five acres of land remain to be sold. At September 30, 1997, Mid-Iowa Security's investment in Quail Ridge development was $74,000. Mid-Iowa Security maintains a $39,000 general valuation allowance allocated to Quail Ridge. Mid-Iowa Security recognized net income of $57,000 for the 1997 fiscal year.

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

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. All federal savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1997 was $36,900.

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

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At September 30, 1997, the Bank was in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, the Bank's lending limit under this restriction was $1.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory
evaluations.   Based on the data reported to regulators for the
date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Mid-Iowa currently is classified as well capitalized under this assessment system.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1997, CII, a wholly owned subsidiary of the Bank, had $5,800 of goodwill qualifying as an intangible asset and which was deducted from the Bank's tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. As of September 30, 1997, the Bank did not have any investments or advances to its subsidiaries that are excluded from regulatory capital.

     At September 30, 1997, the Bank had tangible capital of $9.8 million, or 7.8%, of adjusted total assets, which is approximately $7.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1997, the Bank had no intangibles which were subject to these tests.

     At September 30, 1997, the Bank had core capital equal to $9.8 million, or 7.8%, of adjusted total assets, which is $6.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS also is authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, the Bank had $9.8 million of capital instruments (none of which qualify as supplementary capital) and $301,000 of general loss reserves, which was 19.4% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any such exclusions from capital and assets at September 30, 1997.

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

    On September 30, 1997, the Bank had total capital of $10.1 million (including $9.8 million in core capital and $300,000 in qualifying supplementary capital) and risk-weighted assets of $52.2 million; or total capital of 19.4% of risk-weighted assets. This amount was $5.9 million above the 8% requirement in effect on that date.

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

    The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--
Regulatory Capital Requirements").

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

    Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

    Penalties may be imposed upon associations for violations of liquid asset ratio requirement. At September 30, 1997, the Bank was in compliance with an overall liquid asset ratio of 6.5%.

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

    Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments.
At September 30, 1997, the Bank met the test and has always met the test since its inception.

    Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

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

    The federal banking agencies, including the OTS, have revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance in January 1996 and received a rating of "satisfactory."

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

    If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

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

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

    As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1997, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement. For the year ended September 30, 1997, dividends paid by the FHLB of Des Moines to the Bank totaled $100,630.

    Federal and State Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes (for taxable years beginning before December 31, 1995) the amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

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

    Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At September 30, 1997, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

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

    Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, are being treated the same as commercial banks. Institutions with $500 million or more in assets will be able to take a tax deduction only when a loan is actually charged off.
Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank is expected to recapture approximately $480,000 of its tax bad debt reserves. The recapture will not have any effect on the Company's net income because the related tax expense has already been accrued.


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

    To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, the Bank's excess for tax purposes totaled approximately $1.8 million.

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

EMPLOYEES

    At September 30, 1997, the Company and its subsidiaries had a total of 44 employees, including eight part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors. The Bank has entered into employment agreements with two of its executive officers.

    Name              Position With Holding Company
  --------            ------------------------------
Kevin D. Ulmer        President and Chief Executive Officer
Gary R. Hill          Executive Vice President, Secretary and
                      Treasurer

ITEM 2.  PROPERTIES
-------------------

     The Company conducts its business at its main office and five other locations in its primary market area. The following table sets forth information relating to each of the Company's offices as of September 30, 1997.

     The Company owns each of its offices except Prairie City, which is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1997 was $2.6 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                       Square        Net Book
                                            Total      Footage       Value at
                                   Date     Square    Leased to    September 30,
Location                         Acquired   Footage     Others         1997
--------                         --------   -------   ---------    -------------

Main Office:

123 W. 2nd St. North             1955       18,400     6,800         $478,889


215-217 W. 2nd St. North         1984        5,800    11,600          133,374

Branch Offices:

1907 1st Avenue E.
Newton, Iowa                     1977        1,270        --          149,492

15 E. Howard St.
Colfax, Iowa                     1978        1,080        --           37,662

108 E. Washington
Monroe, Iowa                     1979        2,500        --           70,679

100 State St.
Baxter, Iowa                     1982          770        --           30,812

101 W. Jefferson
Prairie City, Iowa                (1)          600        --            5,726

West Des Moines Branch
3900 Westown Parkway
West Des Moines, Iowa           1997        12,000        --        1,680,493
                                                                   $2,587,127
                                                                   ==========

_______________
(1)  This building is leased through July 1, 2000.

     The Company uses a service bureau for an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997 was $110,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.


                        PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
----------------------------------------------------------
     Information under the caption "Price Range of Common Stock" in the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
          OPERATION
---------------------------------------------------------

     Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM  7.  FINANCIAL STATEMENTS
------------------------------

     Information under the caption "Consolidated Financial
Statements" in the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

Item  8.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure
-----------------------------------------------------------

     There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
---------------------------------------------------------------
     Information concerning directors, executive officers, promoters and control persons of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1997, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive
Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS:

                                                                          Reference to
Regulation                                                               Prior Filing or
S-B Exhibit                                                              Exhibit Number
Number          Document                                                 Attached Hereto
-----------     --------                                                 ---------------
  2             Plan of acquisition, reorganization arrangement,
                liquidation or succession                                    *
  3             Articles of Incorporation and Bylaws                         *
  4             Instruments defining the rights of security
                holders, including indentures:
                   Common Stock Certificate                                  *
  9             Voting trust agreement                                      None
 10             Material contracts:
                   1992 Stock Option and Incentive Plan                      *
                   Management Recognition and Retention Plan                 *
                   1997 Stock Option Plan                                    **
                Employment Agreements:
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
 28             Information from reports furnished to state
                insurance regulatory authorities                            None
 99             Additional exhibits                                         None

_______________
 *     Filed as exhibits to the Company's S-1 registration statement filed on June
       24, 1992, (File No. 33-48838) pursuant to Section 5 of the Securities Act of
       1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**     Filed as an exhibit to the Company's Form S-8 registration statement filed on
       March 27, 1997 (File No. 333-24049).

     (b)  REPORTS ON FORM 8-K:

         None.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MID-IOWA FINANCIAL CORP.


Date: December 15, 1997      By: /s/ Kevin D. Ulmer
                                 -----------------------------
                                 Kevin D. Ulmer (Duly
                                 Authorized Representative)

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Kevin D. Ulmer           By:/s/ Gary R. Hill
    ---------------------------     ------------------------
    Kevin D. Ulmer, President,      Gary R. Hill, Executive Vice
    Chief Executive Officer and     President, Secretary,
    Director (Principal Executive   Treasurer and Director
    and Operating Officer)          (Principal Financial and
                                    Accounting Officer)

Date: December 15, 1997          Date: December 15, 1997


By: /s/ John E. Carl             By:/s/ Ralph W. McAdoo
    ---------------------------     ------------------------
    John E. Carl, Director          Ralph W. McAdoo, Director

Date: December 15, 1997          Date: December 15, 1997


By: /s/ David E. Sandeen         By:/s/ John Switzer
    ---------------------------     ------------------------
    David E. Sandeen, Director      John Switzer, Director

Date: December 15, 1997          Date: December 15, 1997


By: /s/ Carey D. Loucks
    ---------------------------
    Carey D. Loucks, Director

Date: December 15, 1997