Form 10QSB
period 1997-12-31
MID IOWA FINANCIAL CORP/IA
filed 1998-02-10
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

             1,710,088 shares outstanding at January 31, 1998

                      This Form 10-QSB contains 15 pages

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at December 31,
          1997 and September 30, 1997                        1

          Consolidated Statements of Operations for the
          three months ended December 31, 1997 and 1996      2

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1997 and 1996      3

          Notes to Consolidated Financial Statements         4

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5

Part II.  Other Information                                  9

          Signatures                                        10

                         MID-IOWA FINANCIAL CORP.

                      CONSOLIDATED BALANCE SHEETS

                                                 December 31,   September 30,
                                                     1997           1997
                                                 ------------   ------------
   Assets
Cash and cash equivalents                        $  3,157,083    $  3,563,299
Securities available for sale                       4,893,422       4,982,662
Securities held to maturity                        50,283,548      47,767,121
Loans receivable, net                              71,499,675      66,417,985
Accrued interest receivable                           929,585         867,663
Federal Home Loan Bank stock                        1,800,000       1,650,000
Real estate, net                                       33,865          33,865
Office properties and equipment, net                2,619,426       2,587,127
Intangibles, net                                       12,452          12,978
Prepaid expenses and other assets                     116,274         134,051
                                                 ------------    ------------
      Total assets                               $135,345,330    $128,016,751
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 85,947,794    $ 89,377,718
Borrowed funds                                     35,000,000      25,000,000
Advance payments by borrowers
  for taxes and insurance                             386,674         179,982
Accrued interest payable                              903,861         945,890
Accounts payable and accrued expenses                 218,126         374,738
Accrued taxes on income:
  Current                                             130,035          11,000
  Deferred                                             87,837          66,295
                                                 ------------    ------------
      Total liabilities                          $122,674,327    $115,955,623
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,299    $     17,299
Additional paid-in capital                          3,086,931       3,040,211
Retained earnings                                   9,615,397       9,298,166
Treasury Stock                                       (124,320)       (325,600)
Net unrealized gain on securities
  available for sale                                   75,696          31,052
                                                 ------------    ------------
      Total stockholders' equity                   12,671,003      12,061,128
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $135,345,330    $128,016,751
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months
                                                      Ended December 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
Interest income:
  Loans                                          $1,411,765      $1,293,301
  Mortgage-backed and related securities            486,655         470,595
  Investment securities                             465,809         375,047
  Other                                              48,222          24,265
                                                 ----------      ----------
    Total interest income                         2,412,451       2,163,208
                                                 ----------      ----------
Interest expense:
  Deposits                                        1,029,521         929,028
  Other borrowings                                  455,704         357,781
                                                 ----------      ----------
    Total interest expense                        1,485,225       1,286,809
                                                 ----------      ----------
    Net interest income                             927,226         876,399
  Provision for losses on loans                      15,000           9,000
                                                 ----------      ----------
    Net interest income after provision
      for losses on loans                           912,226         867,399
                                                 ----------      ----------

Noninterest income:
  Gain (loss) on sale of other assets                     0          23,230
  Fees and service charges                           89,181          89,112
  Other, primarily commissions                      181,050         245,613
                                                 ----------      ----------
     Total noninterest income                       270,231         357,955
                                                 ----------      ----------
Noninterest expense:
  Compensation and benefits                         319,474         275,944
  Office properties and equipment                    91,024          63,932
  Federal insurance premiums                         13,094          35,501
  Data processing services                           40,028          35,251
  Expense on real estate, net                          (511)            431
  Other                                             251,030         258,355
                                                 ----------      ----------
     Total noninterest expense                      714,139         669,414
                                                 ----------      ----------
Income before taxes on income                       468,318         555,940
     Taxes on income                                117,526         183,410
                                                 ----------      ----------
Net income                                       $  350,792      $  372,530
                                                 ==========      ==========
Earnings per common equivalent
  share:
    Basic:                                       $     0.21      $     0.23
    Diluted:                                     $     0.20      $     0.22
                                                 ==========      ==========

Average common shares outstanding                 1,688,131       1,655,445
                                                 ==========      ==========


                       See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                          December 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                     $   350,792    $    372,530
  Origination of loans held for sale                       0               0
  Proceeds from sale of loans held for sale                0               0
  Items not requiring (providing) cash-
     Depreciation                                     41,400          26,400
     Amortization                                    (43,173)        (12,696)
     Provision for loan losses                        15,000           9,000
     (Gain) loss on sale of real estate                    0         (23,230)
  Changes in -
     Accrued interest receivable                     (61,922)        (16,345)
     Accrued interest payable                        (42,029)         44,881
     Current taxes on income                         119,035         178,592
     Deferred taxes on income                         21,542           6,656
     Other, net                                     (161,885)       (550,588)
                                                 -----------    ------------
Net cash provided by operating activities        $   238,760    $     35,200
                                                 -----------    ------------
Cash flows from investing activities:
  Purchase of investment securities               (5,997,813)       (449,328)
  Purchase of investment securities AFS                    0               0
  Proceeds from maturity of investments            2,000,000         526,354
  Principal collected on mortgage-backed
    and related securities                         1,682,020         755,418
  Net change in loans to customers                (5,096,690)       (660,924)
  Proceeds from sale of real estate                        0          26,682
  Purchase of office properties and equipment        (73,699)        (51,015)
  Purchase of Federal Home Loan Bank Stock          (150,000)              0
                                                 -----------    ------------
Net cash (used in)provided by investing
  activities                                     $(7,636,182)   $    147,187
                                                 -----------    ------------

Cash flows from financing activities:
  Net change in deposits                          (3,429,924)     (3,812,613)
  Proceeds from borrowed funds                    10,000,000       5,000,000
  Advances from borrowers for taxes & ins.           206,692         176,662
  Proceeds from exercise of stock options            248,000          10,400
  Payments to acquire treasury stock                       0         (47,813)
  Dividends paid                                     (33,562)        (33,168)
                                                 -----------    ------------
Net cash provided by financing activities        $ 6,991,206    $  1,293,468
                                                 -----------    ------------
Increase in cash and cash equivalents               (406,216)      1,475,855

Cash and cash equivalents at beginning
  of period                                        3,563,299       1,147,204
                                                 -----------    ------------
Cash and cash equivalents at end of period       $ 3,157,083    $  2,623,059
                                                 ===========    ============
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 1,527,254    $ 1,241,928
    Taxes on income                              $     1,509    $     4,818

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $         0    $         0

                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES

1.   BASIS OF PRESENTATION

     The consolidated financial statements for the three months ended December 31, 1997 are unaudited. In the opinion of management of Mid-Iowa Financial Corp. (the "Registrant or Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

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

3.  EARNINGS PER SHARE COMPUTATIONS

     Earnings per share - basic is computed using the weighted average number of common shares outstanding.

     Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plans using the ending price per share for the period. Such additional shares were 110,299 for the three months ended December 31, 1997.

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

FINANCIAL CONDITION

     Total assets increased by $7.3 million to $135.3 million at December 31, 1997 compared to $128.0 million at September 30, 1997. This increase was primarily due to an increase in loans receivable to $71.5 million at December 31, 1997 from $66.4 million at September 30, 1997. The increase in assets was funded by $10.0 million increase in borrowed funds from $25.0 million at September 30, 1997, to $35.0 million at December 31, 1997, partially offset by a decrease in deposits of $3.5 million from $89.4 million at September 30, 1997, to $85.9 million at December 31, 1997.

RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on the level of its net interest income and non interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

     During the three months ended December 31, 1997, the Company's operating strategy to improve its profitability and capital position continued to emphasize (i) maintenance of the Company's asset quality, (ii) asset-liability management, (iii) management of operating expenses to improve operating income, and
(iv) expanding loan originations.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER
31, 1996.

     General. The Company's net income decreased by $21,700 to $351,000 for the three months ended December 31, 1997 from net income of $373,000 for the same period in 1996. The primary reason for the decrease in net income was a $23,000 decrease in gains on the sale of assets.

     Interest income. Interest income increased $249,000 to $2.4 million for the three months ended December 31, 1997 from $2.2 million for the same period in 1996 primarily as a result of an increase in interest-earning assets to $125.3 million at December 31, 1997 from $114.5 million at December 31, 1996.

     Interest expense. Interest expense increased $198,000 to $1.5 million in the three months ended December 31, 1997 from $1.3 million in the same period in 1996 due primarily to an increase in borrowed funds of $9.5 million to $35.0 million at December 31, 1997 from $25.5 million at December 31, 1996.

     Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $51,000 to $927,000 at December 31, 1997 compared to $876,000 for the same period in 1996. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased to 2.61% for the period ended December 31, 1997 from 2.64% for the period ended December 31, 1996. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased to 3.00% at December 31, 1997 from 3.07% at December 31, 1996.

     Non-Performing Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors, included but are not limited to, the current and anticipated economic conditions, including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of the existence and fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $15,000 for the three months ending December 31, 1997 as compared to $9,000 for the three months ending December 31, 1996. The Company's loan loss allowance as of December 31, 1997 was $295,000. The September 30, 1997 loan loss reserve was $302,000. Total non-performing assets as of December 31, 1997 were $282,000 or .21% of total assets. $258,000 of the non-performing assets were the result of loans to one individual on his home and two commercial loans. The two commercial loans are guaranteed by SBA and management believes that the home has a value well in excess of the loan balance. Management believes that any loss over the $15,000 already recognized at December 31, 1997 will be minimal.

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

     Noninterest income. Noninterest income decreased $88,000 to $270,000 in the three months ended December 31, 1997 from $358,000 in the same period for 1997. This decrease is primarily due to a decrease in commissions in the real estate sales operation conducted through a subsidiary of the Company. As a result, noninterest income generated by the Company's non-banking subsidiaries decreased to $166,000 compared to $254,000 for the three months ended December 31, 1997 and 1996 respectively.

     Noninterest Expense. Noninterest expense increased $45,000 to $714,000 in the three months ended December 31, 1997 from $669,000 in the same period of 1996. This increase was primarily due to an increase in compensation of $43,000 and office properties expense of $27,000, both due to opening the branch in West Des Moines. Noninterest expense attributable to the Company's subsidiaries decreased to $125,000 compared to $191,000 for the three months ended December 31, 1997 and 1996 respectively.

     Income taxes.  Income taxes for the three months ended
December 31, 1997 decreased to $118,000 from $183,000 in the same period for 1996 due to a decrease in taxable income.

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

     Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and certain corporate securities and other obligations. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1997, the amount of the Company's liquidity was $26.0 million, resulting in a liquidity ratio of 30.0%. At December 31, 1996 the Bank's liquid assets (as defined) totaled $5.5 million resulting in a liquidity ratio of $5.7%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank required additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements. At December 31, 1997, the Bank had outstanding advances from the FHLB of Des Moines in the amount of $35.0 million and had the capacity to borrow up to an additional $15 million.

     The Bank uses its liquidity resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

     At December 31, 1997, the Bank had tangible and core capital of $10.1 million or 7.58% of adjusted total assets, which was approximately $8.1 million and $6.1 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets in effect on that date. On December 31, 1997, the Bank had risk-based capital of $10.4 million (including $10.1 million in core capital), or 18.8% of risk-weighted assets of $55.4 million. This amount was $6.0 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with applicable capital requirements.

     The Company has declared a cash dividend of $.02 per share for the quarter ended December 31, 1997.

                                  PART II
                             OTHER INFORMATION

ITEM 1  Legal Proceedings
        -----------------

There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business.
In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2  Changes in Securities
        ---------------------

Options on 32,000 shares were exercised during the period. The balance of shares outstanding at December 31, 1997 was 1,710,088.

ITEM 3  Defaults Upon Senior Securities
        -------------------------------

Not Applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Registrant convened its Annual Meeting of Stockholders on
January 19, 1998. At that meeting, the stockholders of the Registrant considered and voted upon:

     1. The election of directors, Kevin D. Ulmer for a two-year term and John E. Carl and David E. Sandeen for a three-year term. Kevin Ulmer was elected by a vote of 1,408,878 votes in favor and NO votes opposed and 9,356 votes abstaining. John Carl was elected by a vote of 1,408,878 votes in favor and NO votes opposed and 9,356 votes abstaining. David Sandeen was elected by a vote of 1,408,878 votes in favor and NO votes opposed and 9,356 votes abstaining. There were no broker non-votes for election of Directors.

ITEM 5   Other Information
         -----------------

Not applicable.

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

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


                         MID-IOWA FINANCIAL CORP.

Date: February 9, 1998   /s/ Kevin D. Ulmer
                         -------------------------------------
                         Kevin D. Ulmer
                         President and Chief Executive Officer


                         /s/ Gary R. Hill
                         ------------------------------------
                         Gary R. Hill
                         Executive Vice President and
                         Chief Financial Officer