Form 10QSB
period 1998-03-31
MID IOWA FINANCIAL CORP/IA
filed 1998-05-14
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                       --------------
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

             1,723,988 shares outstanding at April 30, 1998

                      This Form 10-QSB contains 14 pages

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31,
          1998 and September 30, 1997                        1

          Consolidated Statements of Operations for the
          three months and six months ended March 31,
          1998 and 1997                                      2

          Consolidated Statements of Cash Flows for the
          six months ended March 31, 1998 and 1997           3

          Notes to Consolidated Financial Statements         4

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      6

Part II.  Other Information                                  10

          Index of Exhibits                                  11

          Signatures                                         12

                         MID-IOWA FINANCIAL CORP.

                      CONSOLIDATED BALANCE SHEETS

                                                   March 31,    September 30,
                                                     1998           1997
                                                 ------------   ------------
   Assets
Cash and cash equivalents                        $  7,858,198    $  3,563,299
Securities available for sale                       5,302,843       4,982,662
Securities held to maturity                        56,386,198      47,767,121
Loans Held for Resale                                  51,000               0
Loans receivable, net                              71,578,200      66,417,985
Accrued interest receivable                           916,082         867,663
Federal Home Loan Bank stock                        1,950,000       1,650,000
Real estate, net                                      134,831          33,865
Office properties and equipment, net                2,615,430       2,587,127
Intangibles, net                                       11,925          12,978
Prepaid expenses and other assets                     242,069         134,051
                                                 ------------    ------------
      Total assets                               $147,046,776    $128,016,751
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 96,537,646    $ 89,377,718
Borrowed funds                                     36,000,000      25,000,000
Advance payments by borrowers
  for taxes and insurance                             212,856         179,982
Accrued interest payable                              911,299         945,890
Accounts payable and accrued expenses                 313,378         374,738
Accrued taxes on income:
  Current                                             (35,679)         11,000
  Deferred                                             97,407          66,295
                                                 ------------    ------------
      Total liabilities                          $134,036,907    $115,955,623
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,299    $     17,299
Additional paid-in capital                          3,051,704       3,040,211
Retained earnings                                   9,910,582       9,298,166
Treasury Stock                                        (36,889)       (325,600)
Net unrealized gain on securities
  available for sale                                   67,173          31,052
                                                 ------------    ------------
      Total stockholders' equity                   13,009,869      12,061,128
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $147,046,776    $128,016,751
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months                 Six Months
                                                        Ended March 31,             ended March 31,
                                                 ----------------------------   -----------------------
                                                     1998            1997          1998         1997
                                                 ------------    ------------   ---------    ----------
Interest income:
  Loans                                          $1,463,420      $1,293,962     $2,875,185   $2,587,263
  Mortgage-backed and related securities            458,496         482,162        945,151      952,757
  Investment securities                             479,803         379,079        945,612      754,126
  Other                                             102,894          27,189        151,116       51,454
                                                 ----------      ----------     ----------   ----------
    Total interest income                         2,504,613       2,182,392      4,917,064    4,345,600
                                                 ----------      ----------     ----------   ----------
Interest expense:
  Deposits                                        1,030,538         909,096      2,060,059    1,838,124
  Other borrowings                                  521,744         377,850        977,448      735,631
                                                 ----------      ----------     ----------   ----------
    Total interest expense                        1,552,282       1,286,946      3,037,507    2,573,755
                                                 ----------      ----------     ----------   ----------
    Net interest income                             952,331         895,446      1,879,557    1,771,845
  Provision for losses on loans                      15,000          24,000         30,000       33,000
                                                 ----------      ----------     ----------   ----------
    Net interest income after provision
      for losses on loans                           937,331         871,446      1,849,557    1,738,845
                                                 ----------      ----------     ----------   ----------
Noninterest income:
  Gain (loss) on sale of other assets                24,509               0         24,509       23,230
  Fees and service charges                           90,025          94,205        179,206      183,317
  Other, primarily commissions                      203,069         142,604        384,119      388,217
                                                 ----------      ----------     ----------   ----------
     Total noninterest income                       317,603         236,809        587,834      594,764
                                                 ----------      ----------     ----------   ----------
Noninterest expense:
  Compensation and benefits                         326,991         306,834        646,465      582,778
  Office properties and equipment                    95,033          66,405        186,057      130,337
  Federal insurance premiums                         14,217          13,464         27,311       48,965
  Data processing services                           42,809          37,157         82,837       72,408
  Expense on real estate, net                        (1,260)         (6,975)        (1,771)      (6,544)
  Other                                             282,482         199,189        533,512      457,544
                                                 ----------      ----------     ----------   ----------
     Total noninterest expense                      760,272         616,074      1,474,411    1,285,488
                                                 ----------      ----------     ----------   ----------
Income before taxes on income                       494,662         492,181        962,980    1,048,121
     Taxes on income                                165,274         168,590        282,800      352,000
                                                 ----------      ----------     ----------   ----------
Net income                                       $  329,388      $  323,591     $  680,180   $  696,121
                                                 ==========      ==========     ==========   ==========
Earnings per common equivalent
  share:
    Basic:                                       $     0.19      $     0.19     $     0.40   $     0.41
    Diluted:                                     $     0.19      $     0.19     $     0.40   $     0.41
                                                 ==========      ==========     ==========   ==========

Average common shares outstanding                 1,716,766       1,674,498      1,702,291    1,664,867
                                                 ==========      ==========     ==========   ==========


   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                          March 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                    $    680,180    $    696,121
  Origination of loans held for sale                (153,400)              0
  Proceeds from sale of loans held for sale          102,400               0
  Items not requiring (providing) cash-
     Depreciation                                     82,800          54,800
     Amortization                                    (82,763)        (23,612)
     Provision for loan losses                        30,000          33,000
     (Gain) loss on sale of real estate              (24,509)        (23,230)
  Changes in -
     Accrued interest receivable                     (48,419)         18,042
     Accrued interest payable                        (34,591)         28,730
     Current taxes on income                         (46,679)         18,027
     Deferred taxes on income                         31,112           2,901
     Other, net                                     (185,999)       (363,151)
                                                ------------    ------------
Net cash provided by operating activities       $    350,132    $    441,628
                                                ------------    ------------
Cash flows from investing activities:
  Purchase of investment securities              (20,100,000)     (5,383,620)
  Purchase of investment securities AFS             (500,000)       (388,612)
  Proceeds from maturity of investments            8,761,677       2,000,000
  Principal collected on mortgage-backed
    and related securities                         3,035,623       1,663,577
  Net change in loans to customers                (5,190,215)     (2,976,103)
  Proceeds from sale of real estate                   13,057          26,682
  Real estate acquired by foreclosure                (89,514)
  Purchase of office properties and equipment       (111,103)     (1,017,940)
  Purchase of Federal Home Loan Bank Stock          (300,000)       (125,000)
                                                ------------    ------------
Net cash (used in)provided by investing
  activities                                    $(14,480,475)   $ (6,201,016)
                                                 -----------    ------------
Cash flows from financing activities:
  Net change in deposits                           7,159,928       3,015,046
  Proceeds from borrowed funds                    11,000,000       4,500,000
  Advances from borrowers for taxes & ins.            32,874          20,441
  Proceeds from exercise of stock options            300,204          52,225
  Payments to acquire treasury stock                       0         (47,813)
  Dividends paid                                     (67,764)        (66,735)
                                                 -----------    ------------
Net cash provided by financing activities        $18,425,242    $  7,473,164
                                                 -----------    ------------
Increase in cash and cash equivalents              4,294,899       1,713,776

Cash and cash equivalents at beginning
  of period                                        3,563,299       1,147,204
                                                 -----------    ------------
Cash and cash equivalents at end of period       $ 7,858,198    $  2,860,980
                                                 ===========    ============
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 1,586,873    $ 2,545,025
    Taxes on income                              $   329,479    $   333,973

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $    91,795    $         0

                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES

1.   BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended March 31, 1998 are unaudited. In the opinion of Management of Mid-Iowa Financial Corp. (the "Registrant or
Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

2.   ORGANIZATION

The Company was organized as a Delaware corporation in June, 1992 at the direction of Mid-Iowa Savings Bank, F.S.B. (the
Bank) for the purpose of becoming a savings and loan holding company, as part of the Bank's conversion from a mutual to a stock institution.

3.   PRINCIPALS OF CONSOLIDATION

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

     Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plans using the ending price per share for the period, when applicable. Such additional shares were 118,213 for the three months ended March 31, 1998 and 125,988 for the six months ended March 31, 1998.

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

     The Company's net income is primarily dependent upon the difference (or "spread) between the average yield earned on loans, mortgage-backed and related securities and investments, and the average rate paid on deposits and borrowing, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. Based on our review of our internal bookkeeping practices and our conferences with our third party service companies, we do not expect to incur significant additional bookkeeping, data processing or other expenses, and in particular we do not expect to encounter significant difficulties with our data processing service provider, in connection with issues related to the upcoming millennium (that is, "Year 2000" issues).

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

Financial Condition

     Total assets increased by $19.0 million to $147.0 million at March 31, 1998 compared to $128.0 million at September 30, 1997. This increase was primarily due to an increase in investment securities of $8.6 million to $56.4 million at March 31, 1998 compared to $47.8 million at September 30, 1997. Loans receivable increased to $71.6 million at March 31, 1998 from $66.4 million at September 30, 1997. Cash and cash equivalents increased to $7.9 million at March 31, 1998 from $3.6 million at September 30, 1997. The increase in assets was funded primarily by a $11.0 million increase in borrowed funds from $25.0 million at September 30, 1997 to $36.0 million at March 31, 1998. The Jasper County Treasurer had deposits with the Bank of approximately $7.0 million in excess of normal deposits due to the receipt of second quarter real estate taxes. These funds were deposits for a period of two weeks and do not represent normal deposit balances. These excess deposits were invested in short term investments.

Results of Operations

     The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

     During the six months ended March 31, 1998, the Company's operating strategy to improve its profitability and capital position continued to emphasize (i) maintenance of the Company's asset quality, (ii) asset liability management, (iii) management of operating expenses to improve operating income, and (iv) expanding loan origination.

Comparison of three month and six month periods ended March 31, 1998 and March 31, 1997.

     General. The Company's net income increased by $5,000 to $329,000 for the three months ended March 31, 1998 from net income of $324,000 for the same period in 1997 and decreased by $16,000 to $680,000 for the six months ended March 31, 1998 from net income of $696,000 for the same period in 1997. The primary reason for the decrease was an increase of $189,000 in non-interest expense due in part to additional expenses associated with the new West Des Moines branch, partially offset by an increase of $108,000 in net interest income.

     Interest Income. Interest income increased $323,000 to $2.5 million from $2.2 million for the three months, and $571,000 to $4.9 million from $4.3 million for the six months ended March 31, 1998 primarily as a result of an increase in earning assets of $19.2 million from $123.9 million to $143.1 million at March 31, 1997 and 1998 respectively. The average yield on interest earning assets decreased to 7.43% at March 31, 1998 from 7.49% at March 31, 1997.

     Interest Expense. Interest expense increased $265,000 to $1.6 million from $1.3 million in the three months and $464,000 to $3.0 million from $2.6 million for the six months ended March 31, 1998 due primarily to an increase in interest bearing liabilities of $21.4 million from $111.5 million to $132.9 million at March 31, 1998 and by an increase in average interest rates paid on deposits to 4.88% at March 31, 1998 from 4.75% at March 31, 1997.

     Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $57,000 to $952,000 for the three months ended March 31, 1998 and $108,000 to $1.9 million for the six months ended March 31, 1998 compared to the same periods in 1997. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased to 2.55% and 2.55% from 2.66% and 2.74% for the three and six month periods ended March 31, 1998 and 1997 respectively. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased to 2.82% and 2.86% for the three and six months ended March 31, 1998.

     Non-Performing Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include, but are not limited to, the current and anticipated economic conditions including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of existence and fair value for the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $15,000 for the three months ended March 31, 1998. The Company's allowance for loan losses as of March 31, 1998 was $298,000. The September 30, 1997 allowance for loan losses was $302,000. Total nonperforming assets as of March 31, 1998 were $104,000 or .07% of total assets. Net charge offs for the quarter were $12,000. The ratio of allowance for loan losses to non-performing assets at March 31, 1998 was 290.38%.

     The Company will continue to monitor and adjusts its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. However, although the Company maintains it allowance for loan losses at a level which it considers to be adequate to provide for potential losses, in view of the continued uncertainties in the economy generally and the regulatory uncertainty pertaining to reserve levels for the thrift industry generally, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional substantial additions to its allowance for losses on loans in the future.

     Noninterest Income. Noninterest income increased $81,000 and decreased $7,000 to $318,000 and $588,000 in the three and six months ended March 31, 1998 from $237,000 and $595,000 in the same periods for 1997. This increase for the three month period is primarily due to higher commission income of the real estate subsidiary of the Company. As a result noninterest income generated for the three months by the nonbank subsidiaries increased to $215,000 from $129,000. The noninterest income generated by the non-Bank subsidiaries remained constant at $380,000 for the six month period ended March 31, 1998 compared to March 31, 1997.

     Noninterest Expense. Noninterest expense increased $144,000 and $189,000 to $760,000 and $1.5 million in the three and six months ended December 31, 1998 from $616,000 and $1.3 million in the same periods of 1997. This increase for the three month period was primarily due to increases in commissions related to the real estate subsidiary of the Company discussed above and expense associated with the West Des Moines office. Noninterest expense attributable to the nonbank subsidiaries increased to $170,000 and $334,000 compared to $123,000 and $314,000 for the three and six months ended March 31, 1998 and 1997 respectively.

     Income Taxes. Income taxes for the three and six months ended March 31, 1998 decreased to $165,000 and $283,000 from $169,000 and $352,000 in the same periods for 1997 due to corresponding changes in taxable income.

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

     Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits with maturities of less than one year and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and certain corporate securities and other obligations. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 1998 the amount of the Company's liquidity was $36.7 million, resulting in a liquidity ratio of 44.5%. At September 30, 1997 the Bank's liquid assets (as defined) totalled $5.9 million resulting in a liquidity ratio of 6.5%. The increase in liquidity was due primarily to the change in the method of calculating the ratio as described above.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest bearing overnight deposits and other short term government and agency obligations. If the Bank requires additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the Federal Home Loan Bank of Des Moines and collateral eligible for repurchase agreements. At March 31, 1998 the Bank had outstanding advances from the FHLB of Des Moines in the amount of $36.0 million and had the capacity to borrow up to an additional $23 million.

     The Bank used its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

     At March 31, 1998 the Bank had tangible and core capital of $10.4 million, or 7.2% of adjusted total assets, which was approximately $8.3 million and $6.1 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets on that date. On March 31, 1998 the Bank had risk-based capital of $10.7 million (including $10.4 million in core capital), or 18.4% of risk-weighted assets of $58.3 million. This amount was $6.0 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with all applicable regulatory capital requirements.

     The Company has declared a cash divided of $.02 per share for the quarters ended December 31, 1997 and March 31, 1998 respectively.

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

ITEM 2  Changes in Securities
        ---------------------

Options on 13,900 shares were exercised during the period. The balance of shares outstanding at March 31, 1998 was 1,723,988.

ITEM 3  Defaults Upon Senior Securities
        -------------------------------

Not Applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Registrant convened its Annual Meeting of Stockholders on
January 19, 1998. At that meeting, the stockholders of the Registrant considered and voted upon:

1. The election of directors, Kevin Ulmer, John Carl, and David Sandeen. Kevin Ulmer was elected by a vote of 1,408,878 votes in favor, no votes opposed and 9,356 votes abstaining. John Carl was elected by a vote of 1,408,878 votes in favor, no votes opposed and 9,356 votes abstaining. David Sandeen was elected by a vote of 1,408,878 votes in favor, no votes opposed and 9,356 votes abstaining. There were no broker non-votes for election of directors.

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


                         MID-IOWA FINANCIAL CORP.

Date: May 14, 1998       /s/ Kevin D. Ulmer
                         -------------------------------------
                         Kevin D. Ulmer
                         President and Chief Executive Officer


                         /s/ Gary R. Hill
                         ------------------------------------
                         Gary R. Hill
                         Executive Vice President and
                         Chief Financial Officer