Form 10QSB
period 1998-06-30
MID IOWA FINANCIAL CORP/IA
filed 1998-08-14
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998
                                       --------------
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 0-20464

                      Mid-Iowa Financial Corp.
________________________________________________________________
    (Exact name of registrant as specified in its charter)

                            Delaware
________________________________________________________________
 (State of other jurisdiction of incorporation or organization)


                          42-1389053
________________________________________________________________
           (I.R.S. Employer Identification No.)


         123 West 2nd Street North, Newton, Iowa  50208
________________________________________________________________
        (Address of principal executive offices, zip code)

                            515-792-6236
________________________________________________________________
      (Registrant's telephone number, including area code)


________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
     -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,734,548 shares outstanding at July 31, 1998

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at June 30,
          1998 and September 30, 1997                        1

          Consolidated Statements of Operations for the
          three months and nine months ended June 30,
          1998 and 1997                                      2

          Consolidated Statements of Cash Flows for the
          nine months ended June 30, 1998 and 1997           3

          Notes to Consolidated Financial Statements         4

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5

Part II.  Other Information                                  10

          Index of Exhibits                                  11

          Signatures                                         12

                         MID-IOWA FINANCIAL CORP.

                      CONSOLIDATED BALANCE SHEETS

                                                   June 30,     September 30,
                                                     1998           1997
                                                 ------------   ------------
   Assets
Cash and cash equivalents                        $  3,951,380    $  3,563,299
Securities available for sale                       5,158,707       4,982,662
Securities held to maturity                        49,335,974      47,767,121
Loans Held for Resale                                       0               0
Loans receivable, net                              70,949,940      66,417,985
Accrued interest receivable                           938,846         867,663
Federal Home Loan Bank stock                        1,800,000       1,650,000
Real estate, net                                      133,503          33,865
Office properties and equipment, net                2,563,348       2,587,127
Intangibles, net                                       11,398          12,978
Prepaid expenses and other assets                     196,608         134,051
                                                 ------------    ------------
      Total assets                               $135,039,704    $128,016,751
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 84,035,226    $ 89,377,718
Borrowed funds                                     36,000,000      25,000,000
Advance payments by borrowers
  for taxes and insurance                             373,945         179,982
Accrued interest payable                              821,523         945,890
Accounts payable and accrued expenses                 290,635         374,738
Accrued taxes on income:
  Current                                               5,932          11,000
  Deferred                                            100,001          66,295
                                                 ------------    ------------
      Total liabilities                          $121,627,262    $115,955,623
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,345    $     17,299
Additional paid-in capital                          3,096,608       3,040,211
Retained earnings                                  10,226,076       9,298,166
Treasury Stock                                              0        (325,600)
Net unrealized gain on securities
  available for sale                                   72,413          31,052
                                                 ------------    ------------
      Total stockholders' equity                   13,412,442      12,061,128
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $135,039,704    $128,016,751
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months                Nine Months
                                                        Ended June 30,              ended June 30,
                                                 ----------------------------   -----------------------
                                                     1998            1997          1998         1997
                                                 ------------    ------------   ---------    ----------
Interest income:
  Loans                                          $1,451,490      $1,351,171     $4,326,675   $3,938,434
  Mortgage-backed and related securities            451,418         509,304      1,396,569    1,462,061
  Investment securities                             398,878         396,697      1,344,490    1,150,823
  Other                                             135,690          32,688        286,806       84,142
                                                 ----------      ----------     ----------   ----------
    Total interest income                         2,437,476       2,289,860      7,354,540    6,635,460
                                                 ----------      ----------     ----------   ----------
Interest expense:
  Deposits                                        1,021,154         980,765      3,072,213    2,818,889
  Other borrowings                                  494,316         385,875      1,471,764    1,121,506
                                                 ----------      ----------     ----------   ----------
    Total interest expense                        1,506,470       1,366,640      4,543,977    3,940,395
                                                 ----------      ----------     ----------   ----------
    Net interest income                             931,006         923,220      2,810,563    2,695,065
  Provision for losses on loans                      15,000          24,000         45,000       57,000
                                                 ----------      ----------     ----------   ----------
    Net interest income after provision
      for losses on loans                           916,006         899,220      2,765,563    2,638,065
                                                 ----------      ----------     ----------   ----------
Noninterest income:
  Gain (loss) on sale of other assets                     0           1,003         24,509       24,233
  Fees and service charges                          110,633          86,897        289,839      270,214
  Other, primarily commissions                      306,937         246,068        691,056      634,285
  Other                                                   0         221,000              0      221,000
                                                 ----------      ----------     ----------   ----------
     Total noninterest income                       417,570         554,968      1,005,404    1,149,732
                                                 ----------      ----------     ----------   ----------
Noninterest expense:
  Compensation and benefits                         341,699         303,421        998,164      886,199
  Office properties and equipment                    97,334          63,809        283,391      194,146
  Federal insurance premiums                         13,572          13,042         40.883       62,007
  Data processing services                           41,308          36,159        124,145      108,567
  Expense on real estate, net                           250          (5,417)        (1,521)     (11,961)
  Other                                             312,827         274,530        846,339      732,074
                                                 ----------      ----------     ----------   ----------
     Total noninterest expense                      806,990         685,544      2,281,401    1,971,032
                                                 ----------      ----------     ----------   ----------
Income before taxes on income                       526,586         768,644      1,489,566    1,816,765
     Taxes on income                                176,600         262,200        459,400      614,200
                                                 ----------      ----------     ----------   ----------
Net income                                       $  349,986      $  506,444     $1,030,166   $1,202,565
                                                 ==========      ==========     ==========   ==========
Earnings per common equivalent
  share:
    Basic:                                       $     0.20      $     0.30     $     0.60   $     0.72
    Diluted:                                     $     0.19      $     0.29     $     0.57   $     0.71
                                                 ==========      ==========     ==========   ==========

Average common shares outstanding                 1,730,164       1,676,488      1,711,582    1,668,741
                                                 ==========      ==========     ==========   ==========


   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                          June 30,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                    $  1,030,166    $  1,202,565
  Origination of loans held for sale                (196,900)              0
  Proceeds from sale of loans held for sale          196,900               0
  Items not requiring (providing) cash-
     Depreciation                                    124,330          84,020
     Amortization                                    (79,574)        (35,825)
     Provision for loan losses                        45,000          57,000
     (Gain) loss on sale of real estate              (24,509)        (24,233)
  Changes in -
     Accrued interest receivable                     (71,183)        (73,850)
     Accrued interest payable                       (124,367)         87,818
     Current taxes on income                          (5,068)        169,099
     Deferred taxes on income                         33,706          14,774
     Other, net                                     (256,061)       (530,483)
                                                ------------    ------------
Net cash provided by operating activities       $    672,440    $    950,885
                                                ------------    ------------
Cash flows from investing activities:
  Purchase of investment securities              (29,440,706)     (8,725,539)
  Purchase of investment securities AFS             (500,000)       (388,612)
  Proceeds from maturity of investments           23,057,968       3,026,354
  Principal collected on mortgage-backed
    and related securities                         4,897,890       2,872,533
  Principal collected on investment
    securities AFS                                   383,680               0
  Net change in loans to customers                (4,576,955)     (3,922,957)
  Proceeds from sale of real estate                   13,057          27,674
  Purchase of office properties and equipment       (100,551)     (1,183,375)
  Purchase of Federal Home Loan Bank stock          (300,000)       (200,000)
  Proceeds from redemption of FHLB stock             150,000               0
                                                ------------    ------------
Net cash (used in)provided by investing
  activities                                    $ (6,415,617)   $ (8,493,922)
                                                 -----------    ------------
Cash flows from financing activities:
  Net change in deposits                          (5,342,492)     (1,299,370)
  Proceeds from borrowed funds                    11,000,000      10,000,000
  Advances from borrowers for taxes & ins.           193,963         179,350
  Proceeds from exercise of stock options            382,044          55,370
  Payments to acquire treasury stock                       0         (47,813)
  Dividends paid                                    (102,257)       (100,265)
                                                 -----------    ------------
Net cash provided by financing activities        $ 6,131,258    $  8,787,272
                                                 -----------    ------------
Increase in cash and cash equivalents                388,081       1,244,235

Cash and cash equivalents at beginning
  of period                                        3,563,299       1,147,204
                                                 -----------    ------------
Cash and cash equivalents at end of period       $ 3,951,380    $  2,391,439
                                                 ===========    ============
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 4,668,344    $ 3,852,577
    Taxes on income                              $   464,468    $   445,101

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $    90,467    $         0

                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES

1.   BASIS OF PRESENTATION

     The consolidated financial statements for the three and
     nine months ended June 30,    1998 are unaudited.  In the
     opinion of Management of Mid-Iowa Financial Corp. (the "Registrant" or "Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

     Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plans using the ending price per share for the period. Such additional shares were 86,844 for the three months ended June 30, 1998, and 94,624 for the nine months ended June 30, 1998.

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

Based on our review of our internal bookkeeping practices and our conferences with our third party service companies, we do not expect to incur significant additional bookkeeping, data processing or other expenses, and in particular we do not expect to encounter significant difficulties with our data processing service provider, in connection with issues related to the upcoming millennium (that is "Year 2000" issues).

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

FINANCIAL CONDITION

Total assets increased by $7.0 million to $135.0 million for the nine months ended June 30, 1998, compared to $128.0 million for September 30, 1997. This increase was primarily due to increased lending activity and investment purchases. Total loans receivable increased to $70.9 million at June 30, 1998, from $66.4 million at September 30, 1997. Investment securities increased $1.7 million to $54.4 million at June 30, 1998, from $52.7 million at September 30, 1997. The increase in assets was funded by a $11.0 million increase in borrowed funds from $25.0 million at September 30, 1997, to $36.0 million at June 30, 1998.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

During the nine months ended June 30, 1998, the Company's operating strategy to improve its profitability and capital position continued to emphasize the (i) maintenance of the Company's asset quality, (ii) asset-liability management, (iii) management of operating expenses to improve operating income, and (iv) expanding loan originations.

COMPARISON OF THREE MONTHS AND NINE MONTH PERIODS ENDED JUNE 30,
1998 AND JUNE 30, 1997

General. The Company's net income decreased by $156,000 to $350,000 for the three months ended June 30, 1998 from net income of $506,000 for the same period in 1997 and decreased by $172,000 to $1.0 million for the nine months ended June 30, 1998 from net income of $1.2 million for the same period in 1997.
The primary reason for the decrease was the Company's recognition of $221,000 in other income for the three and nine month periods ended June 30, 1997. The other income consisted of restitution paid to the Company from certain outside investors found by the Office of Thrift Supervision to have violated the OTS Change in Control Laws and Regulations. This increase was partially offset by an increase in taxes on income of $64,000 and $196,000 for the three and six months period ended June 30, 1997, respectively. The decrease in income was also caused by an increase in other expenses due in part to additional expenses associated with the new West Des Moines branch.

Interest Income. Interest income increased $147,000 to $2.4 million from $2.3 million for the three months ended June 30, 1998, and $720,000 to $7.4 million from $6.6 million for the nine months ended June 30, 1998, primarily as a result of an increase in interest earning assets.

Interest Expense. Interest expense increased $140,000 in the three months ended June 30, 1998, and increased $604,000 to $4.5 million from $3.9 million for the nine months ended June 30, 1998, due primarily to an increase in interest bearing liabilities.

Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to increase $8,000 to $931,000 for the three months ended June 30, 1998, and $115,000 to $2.8 million for the nine months ended June 30, 1998, compared to the same periods in 1997. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased to 2.59% and

2.65% from 2.67% and 2.66% for the three and nine month periods ended June 30, 1998, and 1997 respectively. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased to 2.81% and increased to 2.91% for the three and nine month periods ended June 30, 1998, respectively from 3.05% to 3.08% from the same periods in 1997.

Nonperforming Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include, but are not limited to, the current and anticipated economic conditions including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of existence and fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $15,000 for the three months ended June 30, 1998, as compared to $24,000 for the three months ended June 30, 1997. The Company's loan loss reserve balance as of June 30, 1998 was $307,000. The September 30, 1997 loan loss reserve balance was $302,000. Total nonperforming assets as of June 30, 1998, were $192,000 or .14% of total assets.

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

Noninterest Income. Noninterest income decreased $137,000 and $144,000 to $418,000 and $1.0 million in the three and nine months ended June 30, 1998 from $555,000 and $1.1 million in the same periods for 1997. The decrease is primarily due to restitution paid to the Company from certain outside investors found by the Office of Thrift Supervision to have violated the OTS Change in Control Laws and Regulations during the quarter ended June 30, 1997 and from increased commissions income of the real estate brokerage operation conducted through a subsidiary of the Company. As a result, noninterest income generated by the Company's subsidiaries increased to $269,000 and $649,000 compared to $232,000 and $614,000 for the three and nine months ended June 30, 1998 and 1997 respectively.

Noninterest Expense. Noninterest expense increased $121,000 and $310,000 to $807,000 and $2.3 million respectively in the three and nine months ended June 30, 1998, from $686,000 and $2.0 million in the same periods of 1997. This increase was primarily due to an increase in expenses associated with the West Des Moines office and commissions paid in the company's subsidiary operations. Noninterest expense attributable to the Company's subsidiaries increased to $218,000 and $552,000 compared to $205,000 and $519,000 for the three and nine months ended June 30, 1998 and 1997 respectively.

Income Taxes.  Income taxes for the three and nine months ended
June 30, 1998, decreased to $177,000 and $459,000 from $262,000 and $614,000 in the same periods for 1997 due to a $242,000 and $327,000 decrease in income before taxes for the same three and nine months ended June 30, 1997.

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

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. Liquid assets for purposes of this ratio include cash, certain time deposits U.S. government and certain corporate securities and other obligations. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At June 30, 1998, the amount of the Company's liquidity was $27.2 million, resulting in a liquidity ratio of 33.8%. At September 30, 1997, the Bank's liquid assets (as defined) totaled $5.9 million resulting in a liquidity ratio of 6.5%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short term government and agency obligations. If the Bank requires additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements.
At June 30, 1998, the Bank had outstanding advances from the FHLB of Des Moines in the amount of $36.0 million and had the capacity to borrow up to an additional $20 million.

The Bank uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

At June 30, 1998, the Bank had tangible and core capital of $10.7 million, or 8.09% of adjusted total assets, which was approximately $8.8 million and $6.7 million above the minimum regulatory requirements of 1.5% and 3.0% respectively, of the adjusted total assets in effect on that date.

On June 30, 1998, the Bank had risk-based capital of $11.1 million (including $10.7 million in core capital), or 19.7% of risk-weighted assets of $56.3 million. This amount was $6.6 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with the fully phased-in capital requirements.

The Company has declared a cash divided of $.02 per share for the quarters ended December 31, 1997, March 31, 1998 and June
30, 1998.

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

(b)  None.

                    MID-IOWA FINANCIAL CORP.

                       INDEX OF EXHIBITS

Exhibits                                              Page
--------                                              ----

11.  Statement regarding computation of
     per share earnings                                13

27   Financial Data Schedule                           14

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MID-IOWA FINANCIAL CORP.

Date: August 13, 1998    /s/ Kevin D. Ulmer
                         -------------------------------------
                         Kevin D. Ulmer
                         President and Chief Executive Officer


Date: August 13, 1998    /s/ Gary R. Hill
                         ------------------------------------
                         Gary R. Hill
                         Executive Vice President and
                         Chief Financial Officer