Form 10KSB40
period 1998-09-30
MID IOWA FINANCIAL CORP/IA
filed 1998-12-17
CIK 889134

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                        --------------------
                          FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No fee required]
     For the fiscal year ended September 30, 1998
                           OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No fee required]
     For the transition period from _________ to __________

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year ended
September 30, 1998 were $2.8 million.

     As of December 15, 1998, the Registrant had issued and outstanding 1,746,148 net shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing price of such stock on the Nasdaq Smallcap Market as of December 15, 1998, was $23.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

          DOCUMENTS INCORPORATED BY REFERENCE

     PART II of Form 10-KSB--Portions of 1998 Annual Report to
Stockholders.

     PART III of Form 10-KSB--Portions of Proxy Statement for
the 1999 Annual Meeting of Stockholders.
================================================================

                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------
GENERAL

     Mid-Iowa Financial Corp. (the "Company" or "Mid-Iowa") is a Delaware corporation which was organized in 1992 by Mid-Iowa Savings Bank, FSB (the "Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on October 13, 1992, in connection with the completion of the Bank's conversion from the mutual to the stock form of organization (the "Conversion").
The Company issued 408,000 (not restated for stock dividends) shares of Common Stock at a price of $10.00 per share in the Conversion. The Bank was initially chartered as an Iowa state chartered savings and loan association in 1913. The Bank converted to a federal mutual charter in 1991 and changed its name to Mid-Iowa Savings Bank, FSB. The Bank amended its charter in October 1992 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated refer to the Bank and its subsidiaries on a consolidated basis. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "MIFC".

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

     Mid-Iowa's primary market area of Jasper County and West Des Moines, Iowa is serviced by its two offices in Newton and offices in Baxter, Colfax, Monroe, Prairie City and West Des Moines. The Company opened a branch facility in West Des Moines, Iowa in September of 1997. At September 30, 1998, Mid-Iowa had assets of $147.5 million, deposits of $96.4 million and stockholders' equity of $13.8 million.

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

     Mid-Iowa has been, and intends to continue to be, a financial corporation that offers a variety of financial services to meet the needs of the families in the communities it serves. The Company attracts retail deposits from the general public and uses such deposits, together with borrowings and other funds, to invest in primarily one- to four-family residential mortgage loans and mortgage-backed and related securities, and to a lesser extent, consumer, commercial real estate, and commercial business loans. Most loans are presently originated in the Company's primary market area, Jasper County and West Des Moines, Iowa; to a lesser extent loans are also originated in other parts of Iowa. See "-- Lending Activities" and "-- Non-Performing Assets and Classified Loans."

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

     Mid-Iowa's main office is located at 123 West Second
Street North, Newton, Iowa.  The Company's telephone number is
(515) 792-6236.

RECENT DEVELOPMENTS

     On August 17, 1998, the Company and the Bank entered into a definitive agreement to be acquired by First Federal Bankshares, M.H.C. ("Bancorp")( a federally-chartered mutual holding company) and First Federal Savings Bank of Siouxland ("First Federal") (53.8% owned by Bancorp), headquartered in Sioux City, Iowa. The terms of the acquisition call for First Federal to pay $15.00 in cash, subject to upward price adjustment, for each outstanding share of Company common stock. The transaction, with an aggregate value of approximately $29.0 million, will be accounted for as a purchase. The acquisition is subject, among other conditions, to regulatory approval, the approval of the Company's stockholders and the successful completion of First Federal's second step conversion.

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

     At September 30, 1998, 84.8% of the Company's real estate mortgage loans (excluding mortgage-backed and related securities) were secured by properties located in Iowa. The remaining loans, a mix of single family and commercial real estate loans, are primarily located throughout the United States, including the midwest, the northwest, the middle-Atlantic states, and the pacific northwest. At September 30, 1998, all of these out-of-state loans and loan participations were performing in accordance with their repayment terms. See "- Non-Performing Assets and Classified Assets" and "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed and Related Securities."

RECENT DEVELOPMENTS

     Proposed Regulatory and Legislative Changes. On May 13, 1998, the U.S. House of Representatives passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     The Senate is now considering the legislation and has further modified the Act. At the adjournment of Congress in October 1998, the Act had been recommitted to the Senate Banking Committee. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

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

     While the Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, it also originates consumer, commercial real estate, commercial business, and a limited amount of residential construction loans in its primary market area. At September 30, 1998, the Company's gross real estate loan and mortgage-backed and related securities portfolio totaled $102.3 million, of which $47.3 million were comprised of one- to four- family first mortgage loans and $29.7 million were comprised of mortgage-backed and related securities held for investment and available for sale.

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

     The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Associations." At September 30, 1998, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $2.0 million. At September 30, 1998, the Company had no loans with outstanding balances in excess of this amount. At September 30, 1998, the principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.1 million which consisted of one commercial real estate loan secured by property located in the Company's primary market area. Each of these loans was performing in accordance with its respective repayment terms at September 30, 1998. At that date, there was one other loan with a principal balance in excess of $500,000.

     Loan Portfolio Composition. The following information sets forth the composition of the Company's loan and mortgage-backed and related securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses on loans) as of the dates indicated.


                                                    At September 30,
                                    ---------------------------------------------------
                                         1998            1997               1996
                                    ---------------  ---------------   ----------------
                                    Amount      %    Amount      %     Amount       %
                                    ------    -----  ------    -----   ------      ----
                                                 (Dollars in thousands)
Real Estate Loans and mortgage-
backed and related securities:
-----------------------------
 One- to four-family . . . . . . . $ 47,283   46.2%  $ 46,107   47.2%  $ 45,986   50.4%
 Commercial. . . . . . . . . . . .   13,461   13.2     10,150   10.4      7,708    8.5
 Construction. . . . . . . . . . .    1,058    1.0      1,339    1.4        884    1.0
 Mortgage-backed securities
   available for sale. . . . . . .    3,878    3.8      4,368    4.5      4,373    4.8
 Mortgage-backed and related
   securities. . . . . . . . . . .   25,862   25.3     26,180   26.8     23,974   26.3
                                   --------  -----   --------  -----   --------  -----
     Total real estate loans
      and mortgage-backed and
      related securities held
        for investment . . . . . .   91,542   89.5     88,144   90.3     82,925   90.9
                                   --------  -----   --------  -----   --------  -----
Other Loans:
-----------
 Consumer Loans:
  Second mortgage. . . . . . . . .    4,967    4.9      4,498    4.6      3,143    3.4
  Automobile . . . . . . . . . . .    1,736    1.7      1,407    1.4      1,342    1.5
  Home equity. . . . . . . . . . .    1,537    1.5      1,177    1.2        740     .8
  Student. . . . . . . . . . . . .      328     .3        306     .3        479     .5
  Unsecured. . . . . . . . . . . .      156     .2        175     .2        161     .2
  Deposit account. . . . . . . . .      110     .1        181     .2        142     .2
  Other. . . . . . . . . . . . . .      276     .3        351     .4        297     .3
                                   --------  -----   --------  -----   --------  -----
     Total consumer loans. . . . .    9,110    8.9      8,095    8.3      6,304    6.9
 Commercial business loans . . . .    1,600    1.6      1,394    1.4      1,982    2.2
                                   --------  -----   --------  -----   --------  -----
     Total other loans . . . . . .   10,710   10.5      9,489    9.7      8,286    9.1
                                   --------  -----   --------  -----   --------  -----
     Total loans and mortgage-
       backed and related
       securities. . . . . . . . .  102,277  100.0%            100.0%            100.0%
                                             =====             =====             =====
Less:
----
 Loans in process. . . . . . . . .      647               276               550
 Deferred fees and discounts . . .       72                89                72
 Allowance for losses on loans . .      337               302               274
                                   --------          --------          --------
     Total loans and mortgage-
       backed securities
       receivable, net . . . .     $101,252          $ 96,966          $ 90,315
                                   ========          ========          ========

     The following table shows the composition of the Company's loan and mortgage-backed and related securities portfolios by fixed and adjustable rate at the dates indicated.


                                                    At September 30,
                                    ---------------------------------------------------
                                         1998            1997               1996
                                    ---------------  ---------------   ----------------
                                    Amount      %    Amount      %     Amount       %
                                    ------    -----  ------    -----   ------      ----
                                                 (Dollars in thousands)
Fixed-Rate Loans:
----------------
 Real Estate:
  One- to four-family. . . . . . . $ 17,863   17.5%   $ 15,526   15.9%  $ 12,340   13.5%
  Commercial . . . . . . . . . . .    6,378    6.2       5,280    5.4      6,319    6.9
  Mortgage-backed and related
    securities . . . . . . . . . .    4,507    4.4       2,256    2.3      1,873    2.1
                                   --------  -----    --------  -----   --------  -----
     Total fixed-rate real estate
       loans and mortgage-backed
       and related securities. . .   28,748   28.1      23,062   23.6     20,532   22.5
 Consumer. . . . . . . . . . . . .    7,573    7.4       6,918    7.1      5,403    5.9
 Commercial business . . . . . . .    1,600    1.6       1,394    1.4      1,982    2.2
                                   --------  -----    --------  -----   --------  -----
     Total fixed-rate loans and
      mortgage-backed and
      related securities. . . . .    37,921   37.1      31,374   32.1     27,917   30.6
                                   --------  -----    --------  -----   --------  -----
Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family. . . . . . .   29,420   28.8      30,581   31.3     33,646   36.9
  Commercial . . . . . . . . . . .    7,083    6.9       4,870    5.0      1,389    1.5
  Construction . . . . . . . . . .    1,058    1.0       1,339    1.4        884    1.0
  Mortgage-backed securities held
    for sale . . . . . . . . . . .    3,878    3.8       4,368    4.5      4,373    4.8
  Mortgage-backed and related
    securities held for
    investment . . . . . . . . . .   21,355   20.9      23,924   24.5     22,101   24.2
                                   --------  -----    --------  -----   --------  -----
    Total adjustable-rate real
      estate loans and mortgage-
      backed and related
      securities . . . . . . . . .   62,794   61.4      65,082   66.7     62,393   68.4
                                   --------  -----    --------  -----   --------  -----
 Consumer. . . . . . . . . . . . .    1,537    1.5       1,177    1.2        901    1.0
                                   --------  -----    --------  -----   --------  -----
    Total adjustable-rate loans
      and mortgage-backed and
      related securities . . . . .   64,331   62.9      66,259   67.9     63,294   69.4
                                   --------  -----    --------  -----   --------  -----
    Total loans and mortgage-
      backed and related
      securities . . . . . . . . .  102,252  100.0%     97,633  100.0%    91,211  100.0%
                                   --------  =====    --------  =====   --------  =====
Less:
----
 Loans in process. . . . . . . . .      647                276               550

 Deferred fees and discounts . . .       72                 89                72

 Allowance for losses on loans . .      307                302               274
                                   --------           --------          --------
   Total loans and mortgage-
     backed securities
     receivable, net . . . . . . . $101,226           $ 96,966          $ 90,315
                                   ========           ========          ========


     The following schedule illustrates the interest rate sensitivity of the Company's gross loan and mortgage-backed and related securities portfolio at September 30, 1998. Mortgages and mortgage-backed and related securities which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                           Real Estate
             -------------------------------------
              One- to four-family
                 and mortgage-                                                             Commercial
              backed securities      Commercial       Construction        Consumer          Business         Total
             -------------------  ---------------- -----------------  ----------------  ---------------- --------------
                       Weighted           Weighted          Weighted          Weighted          Weighted       Weighted
                       Average            Average           Average           Average           Average         Average
             Amount     Rate     Amount    Rate    Amount     Rate    Amount    Rate    Amount   Rate    Amount   Rate
             ------------------- ----------------- -----------------  ----------------  ---------------- --------------
Due During
Years Ending
September 30,
-------------
1999 (1). . . $ 1,685    8.21%   $   192    9.57%  $1,058     8.61%   $2,722    9.06%   $  659    9.37% $  6,316  8.81%
2000 and 2001     346    6.92        477    9.75       --       --     1,784    9.07       302    9.16     2,909  8.94
2002 and 2003   2,910    8.30        568    8.49       --       --     3,875    8.69       345    8.94     7,698  8.54
2004 and 2008   7,475    7.95      1,941    8.74       --       --       313    8.87       294    9.55    10,023  8.18
2009 and 2018  20,842    7.57      7,665    8.73       --       --       441    9.53        --     --     28,948  7.91
2019 and
  thereafter   43,765    7.66      2,618    8.70       --       --        --     --         --     --     46,383  7.72
              -------            -------           ------             ------            ------          --------
              $77,023            $13,461           $1,058             $9,135            $1,600          $102,277
              =======            =======           ======             ======            ======          ========

___________
(1)   Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans and mortgage-backed securities due after September 30, 1998 which have predetermined interest rates is $43.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $58.6 million.

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents, builders and loan brokers. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences See "- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed and Related Securities." At September 30, 1998, the Company's one- to four-family residential mortgage loans and mortgage-backed and related securities (all of which are collateralized by one- to four-family loans) totaled $47.3 million, or approximately 46.2%, of the Company's gross loan and mortgage-backed and related securities portfolio.

     The Company currently originates fixed-rate monthly payment loans and ARM loans. During the year ended September 30, 1998, the Company originated $9.6 million of fixed-rate real estate loans. During the same period, the Company originated $4.9 million of adjustable-rate, one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are primarily in its market area.

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

     In underwriting one- to four-family residential real estate loans, Mid-Iowa evaluates (among other factors) both the borrower's ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by Mid-Iowa are appraised by an independent fee appraiser approved and qualified by management. Mid-Iowa generally requires borrowers to obtain an attorney's title opinion, and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

     Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences and, on rare occasions, to builders for the construction of single family homes in the Company's primary market area. At September 30, 1998, the Company had $1.1 million of outstanding construction loans.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six to 12 months. During the construction phase, the borrower pays interest only. These construction loans have rates and terms which match the one- to four-family permanent loans then offered by the Company, except that a higher loan fee is typically charged to the construction borrower. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1998, the Company had seven construction loans for one- to four-family residences totaling $590,000 and one construction loans for commercial real estate totaling $468,000.

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

     Mortgage-backed and related securities. Mid-Iowa has a substantial portfolio of mortgage-backed and related securities which it holds for investment. Such securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Mid-Iowa's mortgage-backed and related securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13. Under the Company's risk-based capital requirement, mortgage-backed and related securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight assigned to residential loans. See "Regulation -- Regulatory Capital Requirements."

     At September 30, 1998, the Company's holdings of mortgage-backed and related securities, including those available for sale, totaled $29.7 million, or 29.1%, of the Company's gross loan and mortgage-backed and related securities portfolio. Consistent with the Company's asset/liability policy, most of the mortgage-backed and related securities purchased by the Company in recent periods carry adjustable interest rates or are for short or intermediate effective terms.

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

     The following table sets forth the balance outstanding on the Company's mortgage-backed and related securities at the dates indicated.

                                                     At September 30,
                                            -------------------------------
                                             1998         1997        1996
                                            ------       ------      ------
                                                   (In thousands)
Federal Home Loan Mortgage Corporation. . .  $ 3,359     $ 1,788     $ 1,163
Federal National Mortgage Association . . .    4,597       5,360       6,251
Government National Mortgage Association. .   10,679      14,004      10,785
Collateralized Mortgage Obligations . . . .   11,105       9,396      10,148
                                             -------     -------     -------
    Total . . . . . . . . . . . . . . . . .  $29,740     $30,548     $28,347
                                             =======     =======     =======

     Commercial Real Estate Lending. The Company has from time to time engaged in commercial real estate lending, including multi-family lending, in its market area and has purchased whole commercial loans and participation interests in loans from other financial institutions secured by properties located in Iowa, Colorado, Tennessee and Wisconsin. At September 30, 1998, the Company had $13.5 million of commercial real estate loans, which represented 13.2% of the Company's gross loan and mortgage-backed and related securities portfolio. At September 30, 1998, all of the Company's commercial real estate portfolio was
performing in accordance with its terms.   At September 30,
1998, 76.0% of the Company's commercial real estate loan portfolio was secured by properties located in the State of Iowa.

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

     Consumer Lending. Mid-Iowa offers a variety of secured consumer loans, including home equity, second mortgage (including home improvement) and automobile loans and loans secured by savings deposits. In addition, Mid-Iowa offers other secured and unsecured consumer loans, including Visa and Mastercard credit cards. At September 30, 1998, the Company's consumer loan portfolio totaled $9.1 million, or 8.9%, of its gross loan and mortgage-backed and related securities portfolio. The Company currently originates most of its consumer loans in its primary market area. The Company originates consumer loans on both a direct and indirect basis. Direct loans are made when the Company extends credit directly to the borrower. Indirect loans are obtained when the Company purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by Mid-Iowa is with selected automobile dealers located in the Company's lending area. The Company underwrites each indirect loan in accordance with its normal consumer loan standards.

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

     The largest component of Mid-Iowa's consumer loan portfolio consists of second mortgage loans. At September 30, 1998, second mortgage loans totaled $5.0 million, or approximately 4.9%, of the Company's gross loan and mortgage-backed and related securities portfolio. Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven years.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1998, $43,000, or .47%, of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

     Commercial Business Lending. The Company originates a limited number of commercial business loans. At September 30, 1998, approximately $1.6 million, or 1.6%, of the Company's total loans and mortgage-backed and related securities portfolio was comprised of commercial business loans. Mid-Iowa's commercial business lending activities consist primarily of loans to agricultural borrowers in its primary market area.

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

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are generally secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At September 30, 1998, all of Mid-Iowa's commercial business loan portfolio was performing in accordance with its terms.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS AND
MORTGAGE-BACKED AND RELATED SECURITIES

     Real estate loans are primarily originated by Mid-Iowa's staff of salaried loan officers. In addition, Mid-Iowa originates residential loans through brokers secured by properties located in other markets. The Company reviews the underlying documentation and relies on its own underwriting process in determining whether to grant or deny a loan.

     While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate loans is dependent upon the relative customer demand for loans in its market. Customer demand is affected primarily by the interest rate environment.

     Mid-Iowa has a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed and related securities which it purchases and holds for investment consistent with its asset/liability objectives. At September 30, 1998, mortgage-backed and related securities, including securities held for sale, totaled $29.7 million, or 29.1% of Mid-Iowa's total loan and mortgage-backed and related securities portfolio. See
"- Mortgage-backed and related securities."

     At September 30, 1998, the Company had 19 groups of whole loans and loan participations totaling $9.5 million secured by property primarily located outside the Company's primary market area. These loans and participation interests are secured primarily by properties located in the midwest, Colorado and Wisconsin. At September 30, 1998, none of these loans was included in the Company's non-performing assets as a non-
performing loan.   See "- Non-Performing Assets and Classified
Assets."

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

     With the exception of FHA and VA loans, when loans are sold the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of servicing fees received by the Company varies but is generally calculated on the basis of the outstanding principal amount of the loans serviced. The servicing fees are earned and recognized as income as each loan payment is received. The Company services for others mortgage loans that it originated and sold amounting to approximately $1.3 million at September 30, 1998.

     In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                               Year Ended September 30,
                                            -------------------------------
                                             1998         1997        1996
                                            -----        ------      ------
                                                   (In thousands)
Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family. . . . . $ 4,872     $ 3,944     $ 7,397
              - commercial . . . . . . . . .   3,013          --          80
  Non-real estate consumer . . . . . . . . .   1,458       1,117         630
         Total adjustable-rate . . . . . . .   9,343       5,061       8,107
 Fixed rate:
  Real estate - one- to four-family. . . . .   9,597       5,977       4,149
              - commercial . . . . . . . . .   1,423       2,284       2,155
  Non-real estate - consumer . . . . . . . .   6,068       5,602       3,831
                  - commercial business. . .     978       2,137       2,535
         Total fixed-rate. . . . . . . . . .  18,066      16,000      12,670
         Total loans originated. . . . . . .  27,409      21,061      20,777

Purchases:
---------
 Fixed rate mortgage-backed and  related
    securities . . . . . . . . . . . . . . .   3,307       1,010          --
 Adjustable rate mortgage-backed and
    related securities . . . . . . . . . . .   2,999       4,861       3,937
         Total purchased . . . . . . . . . .   6,307       5,871       3,937

Sales and Repayments:
--------------------
  Real estate loans. . . . . . . . . . . . .     265          --       2,415
  Mortgage-backed and related  securities. .      --          --          --
         Total sales . . . . . . . . . . . .     265          --       2,415
  Principal repayments . . . . . . . . . . .      --      20,965      18,822
         Total reductions. . . . . . . . . .      --      20,965      21,237
  Increase (decrease) in other items, net. .      --         684          16
                                             -------     -------     -------
         Net increase. . . . . . . . . . . . $ 4,260     $ 6,651     $ 3,493
                                             =======     =======     =======

NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

     When a borrower fails to make a required payment on real estate secured loans, consumer loans and commercial business loans within 20, 11 and ten days, respectively, after the payment is due, the Company generally institutes collection procedures by mailing a notice and calling the customer. The customer is contacted again when the payment continues to be an additional five to ten days past due and in the case of real estate loans, when 60 days past due, a "right-to-cure" notice is sent. In most cases, delinquencies are cured promptly; however, the Company will meet with the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, review the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Company may: (i) accept a repayment program which under appropriate circumstances could involve an extension for the arrearage from the borrower; (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (iii) attempt to involve the private mortgage insurer in a work-out of the loan; or (iv) initiate foreclosure proceedings.

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

     The following table sets forth information concerning delinquent mortgage and other loans at September 30, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of loans in the related portfolio.

                                                     Loans Delinquent For:
                       -------------------------------------------------------------------------------
                              30-59 days                  60-89 days               90 days and over
                       -------------------------    -----------------------    -----------------------
                       Number   Amount   Percent    Number  Amount  Percent    Number  Amount  Percent
                       -------------------------    -----------------------    -----------------------
                                                     (Dollars in thousands)
One- to four-family. .    5      $124    .26%        --     $ --      --%       1      $ 83   .18%
Consumer . . . . . . .   10        71    .78          5        7     .01       13        43   .47
                        ---      ----               ---     ----              ---      ----
Total. . . . . . . .     15      $195    .35%         5     $  7      --%      14      $126   .22%
                        ===      ====               ===     ====              ===      ====

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

                                                       At September 30,
                                        --------------------------------------------
                                          1998     1997     1996     1995     1994
                                        -------- -------- -------- -------- --------
                                                   (Dollars in Thousands)
Non-performing assets
Non-accruing loans:
 One- to four-family . . . . . . .      $ 83    $ --      $142     $138     $ --
 Commercial real estate. . . . . .        --      --        --       --       --
 Consumer. . . . . . . . . . . . .        43      17         9        3       33
                                        ----    ----      ----     ----     ----
   Total . . . . . . . . . . . . .       126      17       151      141       33
                                        ----    ----      ----     ----     ----
Foreclosed assets:
 One- to four-family . . . . . . .        92      --        --       --       --
 Commercial real estate. . . . . .        --      --        --       --       --
                                        ----    ----      ----     ----     ----
   Total . . . . . . . . . . . . .        92      --        --       --       --
                                        ----    ----      ----     ----     ----
   Total non-performing assets . .      $218    $ 17      $151     $141     $ 33
                                        ====    ====      ====     ====     ====
Total non-performing assets as a
   percentage of total assets. . .       .15%    .01%      .13%     .13%     .03%
                                        ====    ====      ====     ====     ====

     For the year ended September 30, 1998, net interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $4,400. No interest income was recognized on such loans for the year ended September 30, 1998.

     Non-accruing loans. As of September 30, 1998, the Company had $126,000 in net book value of non-accruing loans consisting of one- to four-family and consumer loans.

     Foreclosed Assets. The Company had one foreclosed loan in real estate owned totaling $92,000 at September 30, 1998.

     Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of September 30, 1998 there was also an aggregate of $165,000 in net book value of loans classified by the Company with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The balance of these loans "of concern" consisted of consumer loans.

     As of September 30, 1998, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

     In accordance with its classification of assets policy, the Company regularly reviews the loans and other assets in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at September 30, 1998, the Company had classified $165,000 of its assets as substandard, no assets classified as doubtful and $25,000 of assets classified as loss. Such classified assets at September 30, 1998 included $126,000 of non-performing loans and $14,000 of the other loans of concern, discussed above.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances are the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1998, the Company had a total allowance for losses on loans of $307,000, or .46%, of total loans (excluding mortgage-backed and related securities). See "Regulation - Federal Regulation of Savings Associations".

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                               Year Ended September 30,
                                            ------------------------------
                                             1998         1997       1996
                                            -----        ------     ------
                                                   (In thousands)
Balance at beginning  of period. . . . . . . $301,952    $273,819   $248,028

Charge-offs:
  One- to four-family. . . . . . . . . . . .       --          --         --
  Commercial . . . . . . . . . . . . . . . .   16,287          --         --
  Consumer . . . . . . . . . . . . . . . . .   42,635      54,387     19,390
                                             --------    --------   --------
 Total Chargeoffs. . . . . . . . . . . . . .   58,922      54,387     19,390

Recoveries:
  One- to four-family. . . . . . . . . . . .       --          --         --
  Consumer . . . . . . . . . . . . . . . . .    4,198       1,520      9,181
                                             --------    --------   --------
  Total Recoveries . . . . . . . . . . . . .    4,198       1,520      9,181
                                             --------    --------   --------
Net charge-offs. . . . . . . . . . . . . . .   54,724      52,867     10,209
Additions charged to operations. . . . . . .   60,000      81,000     36,000
                                             --------    --------   --------
Balance at end of period . . . . . . . . . . $307,228    $301,952   $273,819
                                             ========    ========   ========

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period . . . . . . . . . . . . .      .08%        .09%       .02%

Allowance for loan losses to  total
 non-performing assets  at end of period . .   152.29    1,776.19     181.34

Allowance for loan losses to non-performing
 loans at end of period. . . . . . . . . . .   263.49    1,766.19     181.34

Allowance for loan losses to total loans at
 end of  period. . . . . . . . . . . . . . .      .46         .45        .44

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                At September 30,
                                    ----------------------------------------------------------------------
                                         1998                       1997                    1996
                                    ---------------------   ---------------------   ---------------------
                                              Percent of              Percent of              Percent of
                                              Loans in                Loans in                Loans in
                                              Category to             Category to             Category to
                                    Amount    Total Loans    Amount   Total Loans    Amount   Total Loans
                                    ---------------------    ---------------------   ---------------------
                                                             (Dollars in thousands)
One- to four-family. . . . . . .    $167,691   65.18%       $160,142   68.73%       $139,173    73.17%
Commercial real estate . . . . .      54,787   18.56          55,869   15.13          50,943    12.26
Construction or development. . .       1,000    1.46           1,000    2.00           1,000     1.41
Consumer . . . . . . . . . . . .      71,350   12.59          73,399   12.07          68,571    10.03
Commercial  business . . . . . .      12,400    2.21          11,542    2.08          14,132     3.13
                                    --------  ------        --------  ------        --------   ------
    Total. . . . . . . . . . . .    $307,228  100.00%       $301,952  100.00%       $273,819   100.00%
                                    ========  ======        ========  ======        ========   ======

INVESTMENT ACTIVITIES

     Mid-Iowa must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of September 30, 1998, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 42.4%. See "Regulation - Liquidity."

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

     At September 30, 1998, the Company's interest-bearing deposits in other financial institutions totaled $15.1 million, or 10.2% of its total assets, and investment securities totaled $25.0 million, or 16.9% of its total assets. As of such date, the Company also had a $1.8 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At September 30, 1998, the average term to maturity or repricing of the investment securities portfolio was 2.0 years.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                    At September 30,
                                    --------------------------------------------------
                                         1998            1997               1996
                                    ---------------  ---------------   ---------------
                                    Book      % of   Book      % of    Book      % of
                                    Value     Total  Value     Total   Value     Total
                                    ------    -----  ------    -----   ------    ----
                                                 (Dollars in thousands)
Interest-bearing deposits with other
 financial institutions. . . . . . . $15,072  100.00% $ 3,445   100.00% $   810   100.0%
                                     =======  ======  =======   ======  =======   =====

Investment securities:
 Federal agency obligations. . . . . $20,046   74.66% $18,974    79.55% $17,991    81.1%
 State and local government
   obligations . . . . . . . . . . .   5,002   18.63    3,227    13.53    2,867    12.9
                                     -------  ------  -------   ------  -------   -----
     Subtotal. . . . . . . . . . . .  25,048   93.30   22,201    93.08   20,858    94.0

FHLB stock . . . . . . . . . . . . .   1,800    6.70    1,650     6.92    1,325     6.0
                                     -------  ------  -------   ------  -------   -----
Total investment securities
   and FHLB stock. . . . . . . . . . $26,848  100.00% $23,851   100.00% $22,183   100.0%
                                     =======  ======  =======   ======  =======   =====
Average remaining life or term to
 repricing, excluding FHLB stock
 and other marketable equity
 securities. . . . . . . . . . . . . 2.0 years        4.1 years         3.8 years

     The composition and maturities of the investment securities portfolio, excluding FHLB of Des Moines stock are indicated in the following table.

                                                                 At September 30,
                                    ---------------------------------------------------------------------------
                                                  Over         Over
                                       1 Year     1 to 5      5 to 10      Over            Total Investment
                                      or Less     Years        Years      10 Years            Securities
                                    ----------  ----------   ----------   ----------   ------------------------
                                    Book Value  Book Value   Book Value   Book Value   Book Value  Market Value
                                    ----------  ----------   ----------   ----------   ----------  ------------
                                                             (Dollars in thousands)

Federal agency obligations . . . . . $15,956    $ 3,104       $  986      $  --        $20,046     $20,245
State and local government
  obligations. . . . . . . . . . . .      50      1,883        2,484        585          5,002       5,183
                                     -------    -------       ------      -----        -------     -------
Total investment securities. . . . . $16,006    $ 4,987       $3,470      $ 585        $25,048     $25,428
                                     =======    =======       ======      =====        =======     =======
Weighted average yield . . . . . .      6.01%      5.95%        6.00%      5.95%          6.00%
                                     =======    =======       ======      =====        =======

     The Company's investment securities portfolio at September 30, 1998 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholder equity, excluding those issued by the United States Government, or its agencies.

     Mid-Iowa's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and implemented by its Investment Committee, consisting of the Company's President and Treasurer. At the present time, Mid-Iowa does not have any investments that are held for trading purposes.

     The OTS maintains guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed and related securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity. As of September 30, 1998, the Company held $25.9 million and $23.9 million, respectively, of principal amount of mortgage-backed and related securities and investment securities which the Company intends to hold until maturity. As of such date, these securities had a market value of $26.1 million and $24.3 million, respectively.

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

     The following table sets forth the savings flows of the Company during the periods indicated.

                                               Year Ended September 30,
                                            ------------------------------
                                             1998         1997       1996
                                            -----        ------     ------
                                                   (In thousands)
Opening balance. . . . . . . . . . . . . . .$ 89,378     $ 82,872   $ 78,671
Deposits . . . . . . . . . . . . . . . . . . 195,532      165,470    130,584
Withdrawals. . . . . . . . . . . . . . . . . 191,374      161,419    128,746
Interest credited. . . . . . . . . . . . . .   2,817        2,455      2,363
                                            --------     --------   --------
Ending balance . . . . . . . . . . . . . . .$ 96,353     $ 89,378   $ 82,872
                                            ========     ========   ========
Net increase (decrease). . . . . . . . . . .$  6,975     $  6,506   $  4,201
                                            ========     ========   ========
Percent increase (decrease). . . . . . . . .    7.80%        7.85%      5.34%
                                            ========     ========   ========

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                    At September 30,
                                    ---------------------------------------------------
                                         1998            1997               1996
                                    ---------------  ---------------   ----------------
                                    Amount      %    Amount      %     Amount       %
                                    ------    -----  ------    -----   ------      ----
                                                 (Dollars in thousands)
Interest Rate Range:
-------------------
Market Rate Accounts . . . . . .    $17,941   18.62% $17,572    19.66% $13,421    16.10%
Passbook Accounts 2.15-2.25%          5,473    5.68    5,798     6.49    6,050     7.30
NOW Accounts 0-1.05% . . . . . .      5,832    6.05    5,992     6.70    4,951     6.07
                                    -------  ------  -------   ------  -------   ------
Total Non-Certificates . . . . .     29,246   30.35   29,362    32.85   24,422    29.47
                                    -------  ------  -------   ------  -------   ------

Certificates of Deposit:
------------------------
 0.00 -  3.99% . . . . . . . . .      4,187    4.35    4,590     5.14    6,408     7.73
 4.00 -  5.99% . . . . . . . . .     46,737   48.50   43,982    49.21   49,285    59.47
 6.00 -  7.99% . . . . . . . . .     16,183   16.80   11,444    12.81    2,756     3.33
 8.00 -  9.99% . . . . . . . . .         --      --       --       --        1       --
                                    -------  ------  -------   ------  -------   ------
Total Certificates of Deposit. .     67,107   69.65   60,016    67.15   58,450    70.53
                                    -------  ------  -------   ------  -------   ------
Total Deposits . . . . . . . . .    $96,353  100.00% $89,378   100.00% $82,872   100.00%
                                    =======  ======  =======   ======  =======   ======

     The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1998.

                                    0.00-     4.00-    6.00-    8.00-            Percent
                                    3.99%     5.99%    7.99%    9.99%   Total   of Total
                                    -----     -----    -----    -----   -----   --------
                                                 (Dollars in thousands)
December 31, 1998. . . . . . . .    $1,222    $14,789  $ 4,581  $ --    $20,592   30.69%
March 31, 1999 . . . . . . . . .     1,409     15,813    3,484    --     20,706   30.86
June 30, 1999. . . . . . . . . .       471      4,093    4,359    --      8,923   13.30
September 30, 1999 . . . . . . .       730      4,448    2,714    --      7,892   11.76
December 31, 1999. . . . . . . .        13      2,111      168    --      2,292    3.42
March 31, 2000 . . . . . . . . .        93      1,245      112    --      1,450    2.16
June 30, 2000. . . . . . . . . .        50        743       62    --        855    1.27
September 30, 2000 . . . . . . .       148        418       16    --        582     .87
December 31, 2000. . . . . . . .        16        267       73    --        356     .53
March 31, 2001 . . . . . . . . .         7        470       84    --        561     .84
June 30, 2001. . . . . . . . . .         3         29      422    --        454     .68
September 30, 2001 . . . . . . .        25        838       --    --        863    1.29
December 31, 2001. . . . . . . .        --        341       28    --        369     .55
Thereafter . . . . . . . . . . .        --      1,132       80    --      1,212    1.81
                                    ------    -------  -------  ----    -------  ------
     Total . . . . . . . . . . .    $4,187    $46,737  $16,183  $ --    $67,107  100.00%
                                    ======    =======  =======  ====    =======  ======
     Percent of total. . . . . .      6.24%     69.65%   24.12%   --%
                                    ======    =======  =======  ====

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of September 30, 1998.


                                           Over      Over
                              3 Months    3 to 6    6 to 12      Over
                              or Less     Months     Months    12 Months   Total
                              --------    ------    -------    ---------   -----
                                      (Dollars in thousands)
Certificates of deposit less
  than $100,000 . . . . . . . $15,688     $14,491   $14,445    $8,274      $52,898
Certificates of deposit of
  $100,000 or more. . . . . .   3,569       4,909     2,270       720       11,468
Public funds (1). . . . . . .   1,335       1,306       100        --        2,741
                              -------     -------   -------    ------      -------
Total certificates of
  deposit. . . . . . . . . .  $20,592     $20,706   $16,815    $8,994      $67,107
                              =======     =======   =======    ======      =======

_______________
 (1) Deposits from governmental and other public entities.

     The following tables sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.

                                               Year Ended September 30,
                                            ------------------------------
                                             1998         1997       1996
                                            -----        ------     ------
                                                (Dollars in thousands)
Maximum Balance:
---------------
FHLB advances and other borrowings . . . . . $36,000     $25,000    $20,500

Average Balance:
---------------
FHLB advances and other borrowings . . . . . $33,600     $27,625    $19,250

Weighted average interest rate of FHLB
  advances . . . . . . . . . . . . . . . . .    5.52%       5.64%      5.61%

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                               Year Ended September 30,
                                            ------------------------------
                                             1998         1997       1996
                                            -----        ------     ------
                                                (Dollars in thousands)
FHLB advances. . . . . . . . . . . . . . . . $36,000     $25,000    $20,500
                                             -------     -------    -------
  Total borrowings . . . . . . . . . . . . . $36,000     $25,000    $20,500
                                             =======     =======    =======
Weighted average interest rate
  of FHLB advances . . . . . . . . . . . . .    5.50%       5.70%      5.64%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $2.9 million at September 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in and loans to its service corporations was approximately $92,000. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     Center of Iowa Investments ("CII"), the Bank's wholly owned subsidiary, markets mutual funds, annuities, and discount securities brokerage services to the Company's customer. CII recognized net income of $29,000, for the 1998 fiscal year.

     In addition to the Bank, the Company directly owns Mid-Iowa Security Corp., which conducts real estate brokerage services and owns Quail Ridge development, a single-family residential development located in Newton, Iowa, consisting of 36 developed residential lots and 15 acres of additional land. At September 30, 1998, residential lots and 4.5 acres of land remain to be sold. At September 30, 1998, Mid-Iowa Security's investment in Quail Ridge development was $90,000. Mid-Iowa Security maintains a $12,000 general valuation allowance allocated to Quail Ridge. Mid-Iowa Security recognized net income of $54,000 for the 1998 fiscal year.

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

     The Company attracts nearly all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each branch.

     The Company serves primarily Jasper County and West Des Moines, Iowa. There are ten commercial banks and no other savings associations which compete for deposits and loans in Jasper Country. Mid-Iowa estimates its share of the residential mortgage loan market to be approximately 30% and its share of the savings deposit base to be approximately 20% in Jasper County. The market share in West Des Moines has not been determined.

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

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. All federal savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1998 was $41,532.

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

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At September 30, 1998, the Bank was in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, the Bank's lending limit under this restriction was $1.7 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1998, CII, a wholly owned subsidiary of the Bank, had $5,000 of goodwill qualifying as an intangible asset and which was deducted from the Bank's tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. As of September 30, 1998, the Bank did not have any investments or advances to its subsidiaries that are excluded from regulatory capital.

     At September 30, 1998, the Bank had tangible capital of $11.2 million, or 7.7%, of adjusted total assets, which is approximately $9.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1998, the Bank had no intangibles which were subject to these tests.

     At September 30, 1998, the Bank had core capital equal to $11.2 million, or 7.7%, of adjusted total assets, which is $6.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS also is authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, the Bank had $11.1 million of capital instruments (none of which qualify as supplementary capital) and $307,000 of general loss reserves, which was 19.0% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any such exclusions from capital and assets at September 30, 1998.

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

    On September 30, 1998, the Bank had total capital of $11.5 million (including $11.2 million in core capital and $307,000 in qualifying supplementary capital) and risk-weighted assets of $59.8 million; or total capital of 19.0% of risk-weighted assets. This amount was $6.6 million above the 8% requirement in effect on that date.

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

    Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank also is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

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

    Penalties may be imposed upon associations for violations of liquid asset ratio requirement. At September 30, 1998, the Bank was in compliance with an overall liquid asset ratio of 42.4%.

    Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments.
At September 30, 1998, the Bank met the test and has always met the test since its inception.

    Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured unless it determines to become a BIF member. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

    Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

    The federal banking agencies, including the OTS, have revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance in June 1998 and received a rating of "satisfactory."

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

    If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

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

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

    As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1998, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement. For the year ended September 30, 1998, dividends paid by the FHLB of Des Moines to the Bank totaled $122,650.

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

    Legislation enacted in August 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings institutions, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The Bank will recapture approximately $480,000 of its tax bad debt reserves. The recapture will not have any effect on the Company's net income because the related tax expense has already been accrued.

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

    To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, the Bank's excess for tax purposes totaled approximately $1.8 million.

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

    Iowa Taxation. The Bank currently files an Iowa franchise tax return. The Company, its non-bank subsidiary and the Bank's subsidiary file Iowa corporation tax returns on a fiscal year end basis.

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

EMPLOYEES

    At September 30, 1998, the Company and its subsidiaries had a total of 42 employees, including eight part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors. The Bank has entered into employment agreements with both of its executive officers.

   Name                   Position With Holding Company
   ----                   -----------------------------


Kevin D. Ulmer            President and Chief Executive Officer
Gary R. Hill              Executive Vice President, Secretary
                            and Treasurer

ITEM 2.  PROPERTIES
-------------------

     The Company conducts its business at its main office and five other locations in its primary market area. The following table sets forth information relating to each of the Company's offices as of September 30, 1998.

     The Company owns each of its offices except Prairie City, which is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1998 was $2.6 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                       Square        Net Book
                                            Total      Footage       Value at
                                   Date     Square    Leased to    September 30,
Location                         Acquired   Footage     Others         1998
--------                         --------   -------   ---------    -------------
Main Office:

123 W. 2nd St. North             1955       18,400     6,800         $445,796

215-217 W. 2nd St. North         1984        5,800    11,600          138,068

Branch Offices:

1907 1st Avenue E.
Newton, Iowa                     1977        1,270        --          145,489

15 E. Howard St.
Colfax, Iowa                     1978        1,080        --           30,731

108 E. Washington
Monroe, Iowa                     1979        2,500        --           64,222

100 State St.
Baxter, Iowa                     1982          770        --           28,278

101 W. Jefferson
Prairie City, Iowa                (1)          600        --            2,560

West Des Moines Branch
3900 Westown Parkway
West Des Moines, Iowa            1997       15,000    12,000        1,775,222
                                                                   ----------
                                                                   $2,630,366
                                                                   ==========

_______________
(1)  This building is leased through July 1, 2000.

     The Company uses a service bureau for an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1998 was $110,000.

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

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.


                        PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
----------------------------------------------------------

     Information under the caption "Price Range of Common
Stock" in the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
          OPERATION
---------------------------------------------------------

     Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM  7.  FINANCIAL STATEMENTS
------------------------------

     Information under the caption "Consolidated Financial
Statements" in the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

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


                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT
---------------------------------------------------------------

     Information concerning directors, executive officers, promoters and control persons of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1998, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive
Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS:

                                                                          Reference to
Regulation                                                               Prior Filing or
S-B Exhibit                                                              Exhibit Number
Number          Document                                                 Attached Hereto
-----------     --------                                                 ---------------
  2             Plan of acquisition, reorganization arrangement,
                liquidation or succession                                    *
  3             Articles of Incorporation and Bylaws                         *
  4             Instruments defining the rights of security
                holders, including indentures:
                   Common Stock Certificate                                  *
  9             Voting trust agreement                                      None
 10             Material contracts:
                   Agreement and Plan of Reorganization dated
                   August 17, 1998                                           ***
                   1992 Stock Option and Incentive Plan                      *
                   Management Recognition and Retention Plan                 *
                   1997 Stock Option Plan                                    **
                Employment Agreements:
                   Kevin D. Ulmer                                            *
                   Gary R. Hill                                              *
 11             Statement re: computation of per share earnings             None

                                                                          Reference to
Regulation                                                               Prior Filing or
S-B Exhibit                                                              Exhibit Number
Number          Document                                                 Attached Hereto
-----------     --------                                                 ---------------
 13             Annual Report to Security Holders                           13
 16             Letter on change in certifying accountant                   None
 18             Letter on change in accounting principles                   None
 21             Subsidiaries of Registrant                                  21
 22             Published report regarding matters submitted to
                vote of security holders                                    None
 23             Consent of Accountants                                      23
 24             Power of Attorney                                           None
 27             Financial Data Schedule                                     27
 99             Additional exhibits                                         None

_______________
 *     Filed as exhibits to the Company's S-1 registration statement filed on June
       24, 1992, (File No. 33-48838) pursuant to Section 5 of the Securities Act of
       1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**     Filed as an exhibit to the Company's Form S-8 registration statement filed on
       March 27, 1997 (File No. 333-24049).
***    Filed as an exhibit to the Current Report on Form 8-K filed on August 17,
       1998.


     (b)  REPORTS ON FORM 8-K:

         On August 17, 1998, the Company filed a Current
Report on Form 8-K with the Securities and Exchange Commission in which the Company entered into an Agreement and Plan of Reorganization, providing for the acquisition of the Company by First Federal Savings Bank of Siouxland.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MID-IOWA FINANCIAL CORP.


Date: December 17, 1998      By: /s/ Kevin D. Ulmer
                                 -----------------------------
                                 Kevin D. Ulmer (Duly
                                 Authorized Representative)

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Kevin D. Ulmer           By:/s/ Gary R. Hill
    ---------------------------     ------------------------
    Kevin D. Ulmer, President,      Gary R. Hill, Executive Vice
    Chief Executive Officer and     President, Secretary,
    Director (Principal Executive   Treasurer and Director
    and Operating Officer)          (Principal Financial and
                                    Accounting Officer)

Date: December 17, 1998          Date: December 17, 1998


By: /s/ John E. Carl             By:
    ---------------------------     ------------------------
    John E. Carl, Director          David E. Sandeen, Director

Date: December 17, 1998          Date: December __, 1998


By: /s/ Carey D. Loucks
    ---------------------------
    Carey D. Loucks, Director

Date: December 17, 1998