Form 10KSB40/A
period 1998-09-30
MID IOWA FINANCIAL CORP/IA
filed 1998-12-22
CIK 889134

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                        --------------------
                          FORM 10-KSB/A

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

Exhibit 13 to the Annual Report on Form 10-KSB has been amended.
The amendment is to the Consolidated Balance Sheets on page 19.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MID-IOWA FINANCIAL CORP.


Date: December 22, 1998      By: /s/ Kevin D. Ulmer
                                 -----------------------------
                                 Kevin D. Ulmer (Duly
                                 Authorized Representative)

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

Date: December 22, 1998          Date: December 22, 1998


By: /s/ John E. Carl             By:
    ---------------------------     ------------------------
    John E. Carl, Director          David E. Sandeen, Director

Date: December 22, 1998          Date: December __, 1998


By:
    ---------------------------
    Carey D. Loucks, Director

Date: December __, 1998