Form 10KSB40/A
period 1998-09-30
MID IOWA FINANCIAL CORP/IA
filed 1999-02-08
CIK 889134

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

          DOCUMENTS INCORPORATED BY REFERENCE

     PART II of Form 10-KSB--Portions of 1998 Annual Report to
Stockholders.

     PART III of Form 10-KSB--Portions of Proxy Statement for
the 1999 Annual Meeting of Stockholders.
================================================================

                      PART II

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION
---------------------------------------------------------

     Pages 4, 5, 6, 7, 8 and 10 of the 1998 Annual Report to Stock-holders under the section of Management's Discussion and Analysis have been amended. The information under the caption "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     Pages, 19, 26, 27, 31, 32, 35, 37, and 41 of the financial statements and the notes thereto contained in the Company's 1998 Annual Report to Stockholders have been amended. The information under the caption "Consolidated Financial Statements" and the notes thereto in the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MID-IOWA FINANCIAL CORP.


Date: February 8, 1999       By: /s/ Kevin D. Ulmer
                                 -----------------------------
                                 Kevin D. Ulmer (Duly
                                 Authorized Representative)