Form 10KSB40/A
period 1998-09-30
MID IOWA FINANCIAL CORP/IA
filed 1999-02-11
CIK 889134

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

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                               Year Ended September 30,
                                            ------------------------------
                                             1998         1997       1996
                                            -----        ------     ------
Balance at beginning  of period. . . . . . . $301,952    $273,819   $248,028

Charge-offs:
  One- to four-family. . . . . . . . . . . .       --          --         --
  Commercial . . . . . . . . . . . . . . . .   16,287          --         --
  Consumer . . . . . . . . . . . . . . . . .   42,635      54,387     19,390
                                             --------    --------   --------
 Total Chargeoffs. . . . . . . . . . . . . .   58,922      54,387     19,390

Recoveries:
  One- to four-family. . . . . . . . . . . .       --          --         --
  Consumer . . . . . . . . . . . . . . . . .    4,198       1,520      9,181
                                             --------    --------   --------
  Total Recoveries . . . . . . . . . . . . .    4,198       1,520      9,181
                                             --------    --------   --------
Net charge-offs. . . . . . . . . . . . . . .   54,724      52,867     10,209
Additions charged to operations. . . . . . .   60,000      81,000     36,000
                                             --------    --------   --------
Balance at end of period . . . . . . . . . . $307,228    $301,952   $273,819
                                             ========    ========   ========

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period . . . . . . . . . . . . .      .08%        .09%       .02%

Allowance for loan losses to  total
 non-performing assets  at end of period . .   152.29    1,776.19     181.34

Allowance for loan losses to non-performing
 loans at end of period. . . . . . . . . . .   263.49    1,766.19     181.34

Allowance for loan losses to total loans at
 end of  period. . . . . . . . . . . . . . .      .46         .45        .44

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                At September 30,
                                    ----------------------------------------------------------------------
                                         1998                       1997                    1996
                                    ---------------------   ---------------------   ---------------------
                                              Percent of              Percent of              Percent of
                                              Loans in                Loans in                Loans in
                                              Category to             Category to             Category to
                                    Amount    Total Loans    Amount   Total Loans    Amount   Total Loans
                                    ---------------------    ---------------------   ---------------------
One- to four-family. . . . . . .    $167,691   65.18%       $160,142   68.73%       $139,173    73.17%
Commercial real estate . . . . .      54,787   18.56          55,869   15.13          50,943    12.26
Construction or development. . .       1,000    1.46           1,000    2.00           1,000     1.41
Consumer . . . . . . . . . . . .      71,350   12.59          73,399   12.07          68,571    10.03
Commercial  business . . . . . .      12,400    2.21          11,542    2.08          14,132     3.13
                                    --------  ------        --------  ------        --------   ------
    Total. . . . . . . . . . . .    $307,228  100.00%       $301,952  100.00%       $273,819   100.00%
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

   Name                   Position With Holding Company
   ----                   -----------------------------


Kevin D. Ulmer            President and Chief Executive Officer
Gary R. Hill              Executive Vice President, Secretary
                            and Treasurer


ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
          OPERATION
---------------------------------------------------------

     Page 5 of the 1998 Annual Report to Stock-holders under the section of Management's Discussion and Analysis has been amended. The information under the caption "Management's
Discussion and Analysis" in the Company's 1998 Annual Report to
Stockholders is herein incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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
 16             Letter on change in certifying accountant                   None
 18             Letter on change in accounting principles                   None
 21             Subsidiaries of Registrant                                  ****
 22             Published report regarding matters submitted to
                vote of security holders                                    None
 23             Consent of Accountants                                      ****
 24             Power of Attorney                                           None
 27             Financial Data Schedule                                     ****
 99             Additional exhibits                                         None

_______________
 *     Filed as exhibits to the Company's S-1 registration statement filed on June
       24, 1992, (File No. 33-48838) pursuant to Section 5 of the Securities Act of
       1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**     Filed as an exhibit to the Company's Form S-8 registration statement filed on
       March 27, 1997 (File No. 333-24049).
***    Filed as an exhibit to the Current Report on Form 8-K filed on August 17,
       1998.
****   Filed as an exhibit to the Form 10-KSB filed on December 17, 1998.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MID-IOWA FINANCIAL CORP.


Date: February 11, 1999      By: /s/ Kevin D. Ulmer
                                 -----------------------------
                                 Kevin D. Ulmer (Duly
                                 Authorized Representative)