Form 10QSB
period 1998-12-31
MID IOWA FINANCIAL CORP/IA
filed 1999-02-16
CIK 889134

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998
                                       -----------------
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

     1,796,732 shares outstanding at January 31, 1999

               This Form 10-QSB contains 15 pages

                       MID-IOWA FINANCIAL CORPORATION

                                 INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets at December 31,
          1998 and September 30, 1998                        1

          Consolidated Statements of Operations for the
          three months ended December 31, 1998 and 1997      2

          Consolidated Statements of Comprehensive Income
          for the three months ended December 31, 1998
          and 1997                                           3

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1998 and 1997      4

          Notes to Consolidated Financial Statements         5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      6

Part II.  Other Information                                  11

          Index of Exhibits                                  12

          Signatures                                         13

                         MID-IOWA FINANCIAL CORP.
                      CONSOLIDATED BALANCE SHEETS
                               UNAUDITED

                                                 December 31,   September 30,
                                                     1998           1998
                                                 ------------   ------------
   Assets
Cash and cash equivalents                        $ 11,796,469    $ 15,457,949
Securities available for sale                       4,875,087       4,994,247
Securities held to maturity                        52,275,164      49,793,789
Loans held for resale                                  63,943          49,900
Loans receivable, net                              67,920,476      71,435,579
Accrued interest receivable                           927,919       1,017,122
Federal Home Loan Bank stock                        1,800,000       1,800,000
Real estate, net                                      136,313         135,438
Office properties and equipment, net                2,643,778       2,630,366
Intangibles, net                                       10,345          10,872
Prepaid expenses and other assets                     150,462         191,663
                                                 ------------    ------------
      Total assets                               $142,599,956    $147,516,925
                                                 ============    ============

   Liabilities and Stockholders' Equity

Deposits                                         $ 90,513,588    $ 96,352,659
Borrowed funds                                     36,000,000      36,000,000
Advance payments by borrowers
  for taxes and insurance                             318,308         162,572
Accrued interest payable                              940,739         939,041
Accounts payable and accrued expenses                 264,448         302,188
                                                 ------------    ------------
      Total liabilities                          $128,037,083    $133,756,460
                                                 ============    ============

       Stockholders' Equity

Common Stock                                     $     17,888    $     17,411
Additional paid-in capital                          3,450,551       3,147,692
Retained earnings                                  11,062,980      10,553,062
Accumulated comprehensive income - net
  unrealized gain on securities
  available for sale                                   31,454          42,300
                                                 ------------    ------------
      Total stockholders' equity                   14,562,873      13,760,465
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity                                  $142,599,956    $147,516,925
                                                 ============    ============


                   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED

                                                         Three Months
                                                      Ended December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
Interest income:
  Loans                                          $1,427,396      $1,411,765
  Mortgage-backed and related securities            421,624         486,655
  Investment securities                             509,045         465,809
  Other                                             112,479          48,222
                                                 ----------      ----------
    Total interest income                         2,470,544       2,412,451
                                                 ----------      ----------
Interest expense:
  Deposits                                        1,062,802       1,029,521
  Other borrowings                                  506,716         455,704
                                                 ----------      ----------
    Total interest expense                        1,569,518       1,485,225
                                                 ----------      ----------
    Net interest income                             901,026         927,226
  Provision for losses on loans                      15,000          15,000
                                                 ----------      ----------
    Net interest income after provision
      for losses on loans                           886,026         912,226
                                                 ----------      ----------
Noninterest income:
  Fees and service charges                          114,554          89,181
  Other, primarily commissions                      286,634         181,050
                                                 ----------      ----------
     Total noninterest income                       401,188         270,231
                                                 ----------      ----------
Noninterest expense:
  Compensation and benefits                         308,119         319,474
  Office properties and equipment                    93,045          91,024
  Federal insurance premiums                         12,456          13,094
  Data processing services                           44,098          40,028
  Expense on real estate, net                       (12,246)           (511)
  Other                                             307,402         251,030
                                                 ----------      ----------
     Total noninterest expense                      752,874         714,139
                                                 ----------      ----------
Income before taxes on income                       534,340         468,318
     Taxes on income                                175,500         117,526
                                                 ----------      ----------
Net income                                       $  358,840      $  350,792
                                                 ==========      ==========
Earnings per common equivalent
  share:
    Basic:                                       $     0.21      $     0.21
    Diluted:                                     $     0.19      $     0.20
                                                 ==========      ==========

Average common shares outstanding                 1,746,315       1,688,131
                                                 ==========      ==========


   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                UNAUDITED

                                                     Three Months Ended
                                                        December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
Net Income                                         $358,840       $350,792
  Other Comprehensive income:
     Unrealized gains on securities available
       net of taxes on income of $5,840 in
       1998 and $24,039 in 1997                     (10,846)        44,644
                                                   --------       --------
Comprehensive income, net of tax                   $347,994       $395,436

   See notes to consolidated financial statements.

                         MID-IOWA FINANCIAL CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Unuadited

                                                    Three Months Ended
                                                        December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                    $    358,840    $    350,792
  Origination of loans held for sale                (150,000)              0
  Proceeds from sale of loans held for sale          135,957               0
  Items not requiring (providing) cash-
     Depreciation                                     40,200          41,400
     Amortization                                    (71,088)        (43,173)
     Provision for loan losses                        15,000          15,000
     (Gain) loss on sale of real estate              (11,225)              0
  Changes in -
     Accrued interest receivable                      89,203         (61,922)
     Accrued interest payable                          1,698         (42,029)
     Current taxes on income                         174,831         119,035
     Deferred taxes on income                         (5,536)         21,542
     Other, net                                      (66,407)       (161,885)
                                                ------------    ------------
Net cash provided by operating activities       $    511,473    $    238,760
                                                ------------    ------------
Cash flows from investing activities:
  Purchase of investment securities held to
    maturity                                     (12,124,745)     (5,997,813)
  Proceeds from maturity of investments            7,000,000       2,000,000
  Principal collected on mortgage-backed
    and related securities                         2,714,730       1,682,020
  Principal collected on investment
    securities available for sale                    102,729               0
  Net change in loans to customers                 3,500,103      (5,096,690)
  Proceeds from sale of real estate                  103,638               0
  Purchase of office properties and equipment        (54,487)        (73,699)
  Purchase of Federal Home Loan Bank stock                 0        (150,000)
                                                ------------    ------------
Net cash provided by (used in) investing
  activities                                    $  1,241,968    $ (7,636,182)
                                                 -----------    ------------
Cash flows from financing activities:
  Net change in deposits                          (5,839,071)     (3,429,924)
  Proceeds from borrowed funds                             0      10,000,000
  Advances from borrowers for taxes & insurance      155,736         206,692
  Proceeds from exercise of stock options            303,336         248,000
  Dividends paid                                     (34,922)        (33,562)
                                                 -----------    ------------
Net cash provided by (used in) financing
  activities                                     $(5,414,921)   $  6,991,206
                                                 -----------    ------------
Decrease in cash and cash equivalents             (3,661,480)       (406,216)

Cash and cash equivalents at beginning
  of period                                       15,457,949       3,563,299
                                                 -----------    ------------
Cash and cash equivalents at end of period       $11,796,469    $  3,157,083
                                                 ===========    ============
Supplemental disclosure of cash flow information:
  Cash payments for:
    Interest paid during the period              $ 1,567,820    $ 1,527,254
    Taxes on income                              $   164,331    $     1,509

Supplemental schedule of noncash activities:
  Contract sales of real estate owned            $         0    $         0
  Transfer of loans to real estate owned         $    93,277    $         0

                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MID-IOWA FINANCIAL CORP. AND SUBSIDIARIES

1.   BASIS OF PRESENTATION

     The consolidated financial statements for the three months ended December 31, 1998 are unaudited. In the opinion of management of Mid-Iowa Financial Corp. (the "Registrant or Company") these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted.

2.  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mid-Iowa Security Corporation and Mid-Iowa Savings Bank, F.S.B. (the "Bank") and its wholly owned subsidiary, Center of Iowa Investments, Limited. The principal business activities of Mid-Iowa Security Corporation are the development and sale of real estate and real estate brokerage services. Center of Iowa Investments, Limited provides credit reporting and collection services, sells investment products, and provides discount securities brokerage. All material intercompany accounts and transactions have been eliminated.

3.  EARNINGS PER SHARE COMPUTATIONS

    Earnings per share - basic is computed using the weighted average number of common shares outstanding.

   Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plans using the average price per share for the period. Such additional shares were 110,299 and 98,727 for the three months ended December 31, 1997 and 1998 respectively.

4. EFFECT OF NEW ACCOUNTING STANDARDS

   The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective October 1, 1998. SFAS No. 130 establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The statement requires additional disclosures in the consolidated financial statements; it does not effect the Company's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company for the year beginning October 1, 1999. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements. The Company expects to adopt SFAS No. 133 when required.

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

YEAR 2000 READINESS DISCLOSURE

     A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and many other companies.

     The Company began its Year 2000 efforts in the Spring of 1997 with the sponsorship of its executive management and guidance of legal counsel. A Year 2000 committee was formed with representation from management of every area of the Company chaired by the Executive Vice President. The Year 2000 issue has been identified as a top priority. The Company has dedicated resources to assess, repair and test programs, applications, equipment and facilities. The Company's Year 2000 Program is coordinating with each vendor and supplier of the Company to ensure Year 2000 Compliance. The Company has substantially completed its assessment of the Year 2000 issue, and is currently repairing systems, developing test strategies and working with its customers and vendors. At this time, the Company anticipates that remediation and internal testing of its mission critical applications will be completed by March 31, 1999.

     Although the effort to prepare for Year 2000 is intended to address all Year 2000 issues, the Bank's disaster recovery/contingency plan will encompass Year 2000 elements and address potential Year 2000 issues in the year 2000. The Bank's contingency plan was developed to mitigate the risk associated with the failure of any of the Bank's computer systems as well as mission critical systems of outside software vendors and third-party service providers.

     The Bank anticipates that it will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare its systems for Year 2000. Based on the Bank's current estimate, fiscal 1999 expenses of the Year 2000 project are not expected to exceed $100,000. The expenses incurred to date are not material to the financial statements.

     In addition to expenses related to its own computer systems, the Bank is aware of potential Year 2000 risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the possible adverse impact on the Bank resulting from failures by these parties to adequately address the Year 2000 problem. The Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting borrowers or impairing the payroll systems of large employers in the Bank's market area. To date, the Bank has not been advised by such parties that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

     The preceding paragraphs include forward-looking statements that involve inherent risks and uncertainties. The actual costs of Year 2000 compliance and the impact of Year 2000 issues could differ materially from what is currently anticipated. Factors that might result in such differences include incomplete inventory and assessment results, higher than anticipated costs to update software and hardware and vendors', customers' and other third parties' inability to effectively address the Year 2000 issue.

PENDING MERGER

     On August 17, 1998, the Company entered into an Agreement and Plan of Reorganization providing for the acquisition of the Company by First Federal Savings Bank of Siouxland ("First Federal"). The Agreement provides for the conversion of each issued and outstanding share of the Companys' common stock into the right to receive $15.00 per share in cash from First Federal. The acquisition is subject to, among other conditions, the conversion of First Federal's mutual holding company from mutual to stock form. Currently, the Company expects that the acquisition will be completed during the second quarter of 1999.

FINANCIAL CONDITION

     Total assets decreased by $4.9 million to $142.6 million for the three months ended December 31, 1998 compared to $147.5 million for September 30, 1998. This decrease was primarily due to a decrease in cash and cash equivalents to $11.8 million at December 31, 1998 from $15.5 million at September 30, 1998, and a decrease in loans receivable of $3.5 million from $71.4 million at September 30, 1998, to $67.9 million at December 31, 1998, due to increased prepayments in the low interest rate environment, partially offset by an increase in securities of $2.5 million from $49.8 million at September 30, 1998, to $52.3 million at December 31, 1998.

RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on the level of its net interest income and non interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on them.

     During the three months ended December 31, 1998, the Company's operating strategy to improve its profitability and capital position continued to emphasize (i) maintenance of the Company's asset quality, (ii) asset-liability management, (iii) management of operating expenses to improve operating income, and (iv) expanding loan originations.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER
31, 1997.

     General. The Company's net income increased by $8,000 to $359,000 for the three months ended December 31, 1998 from net income of $351,000 for the same period in 1997. The primary reason for the increase in net income was a $131,000 increase in noninterest income to $401,000 at December 31, 1998 from $270,000 at December 31, 1997 partially offset by an increase in noninterest expense of $39,000 and taxes on income of $58,000.

     Interest income. Interest income increased $59,000 to $2.5 million for the three months ended December 31, 1998 from $2.4 million for the same period in 1997 primarily as a result of an increase in interest-earning assets to $138.7 million at December 31, 1998 from $125.3 million at December 31, 1997.

     Interest expense. Interest expense increased $85,000 to $1.6 million in the three months ended December 31, 1998 from $1.5 million in the same period in 1997 due primarily to an increase in deposits of $4.6 million to $90.5 million at December 31, 1998 from $85.9 million at December 31, 1997 and an increase in borrowed funds of $1.0 million to $36.0 million at December 31, 1998 from $35.0 million at December 31, 1997.

     Net Interest Income. The interplay of the changes in interest income and expenses caused net interest income to decrease $26,000 to $901,000 at December 31, 1998 compared to $927,000 for the same period in 1997. The Company's average spread (the mathematical difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased to 2.13% for the period ended December 31, 1998 from 2.61% for the period ended December 31, 1997. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased to 2.60% at December 31, 1998 from 3.00% at December 31, 1997.

     Non-Performing Assets and Loan Loss Provision. Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors, included but are not limited to, the current and anticipated economic conditions, including uncertainties in the national real estate market, the level of classified assets, historical loan loss experience, a detailed analysis of individual loans for which full collectibility may not be assured, a determination of the fair value of the collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $15,000 for the three months ended December 31, 1998 and 1997. The Company's loan loss allowance as of December 31, 1998 was $305,000. The September 30, 1998 loan loss reserve was $307,000. Total non-performing assets as of December 31, 1998 were $131,000 or .09% of total assets.

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

     Noninterest income. Noninterest income increased $131,000 to $401,000 in the three months ended December 31, 1998 from $270,000 in the same period for 1997. This increase is primarily due to an increase in commissions in the real estate sales operation conducted through a subsidiary of the Company. As a result, noninterest income generated by the Company's non-banking subsidiaries increased to $237,000 compared to $166,000 for the three months ended December 31, 1998 and 1997 respectively.

     Noninterest Expense. Noninterest expense increased $39,000 to $753,000 in the three months ended December 31, 1998 from $714,000 in the same period of 1997. This increase was primarily due to an increase in commission paid in the real estate sales operation of $56,000. Noninterest expense attributable to the Company's subsidiaries increased to $208,000 compared to $125,000 for the three months ended December 31, 1998 and 1997 respectively.

     Income taxes.  Income taxes for the three months ended
December 31, 1998 increased to $176,000 from $118,000 in the same period for 1997 due to an increase in taxable income.

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

     Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and certain corporate securities and other obligations. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1998, the amount of the Company's liquidity was $43.2 million, resulting in a liquidity ratio of 48.4%. At December 31, 1997 the Bank's liquid assets (as defined) totaled $26.0 million resulting in a liquidity ratio of $30.0%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank required additional funds, beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for repurchase agreements. At December 31, 1998, the Bank had outstanding advances from the FHLB of Des Moines in the amount of $36.0 million and had the capacity to borrow up to an additional $23 million.

     The Bank uses its liquidity resources principally to meet on-going commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses.

     At December 31, 1998, the Bank had tangible and core capital of $11.7 million or 8.32% of adjusted total assets, which was approximately $9.6 million and $7.5 million above the minimum requirements of 1.5% and 3.0% respectively, of the adjusted total assets in effect on that date. On December 31, 1998, the Bank had risk-based capital of $12.0 million (including $11.7 million in core capital), or 20.9% of risk-weighted assets of $57.5 million. This amount was $7.4 million above the 8.0% requirement in effect on that date. The Bank is presently in compliance with applicable capital requirements.

     The Company has declared a cash dividend of $.02 per share for the quarter ended December 31, 1998.

                        PART II

                   OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business.
In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2.  Changes in Securities
         ---------------------
Options on 48,500 shares were exercised during the period. The balance of shares outstanding at December 31, 1998 was 1,788,848.

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

(b)  None.

                    MID-IOWA FINANCIAL CORP.

                       INDEX OF EXHIBITS

Exhibits                                              Page
--------                                              ----

11.  Statement regarding computation of
     per share earnings                                14

27   Financial Data Schedule                           15

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MID-IOWA FINANCIAL CORP.

Date: February 16, 1999  /s/ Kevin D. Ulmer
                         -------------------------------------
                         Kevin D. Ulmer
                         President and Chief Executive Officer


Date: February 16, 1999  /s/ Gary R. Hill
                         ------------------------------------
                         Gary R. Hill
                         Executive Vice President and
                         Chief Financial Officer